Form 10-Q
period 2004-09-30
Ormat Funding Corp.
filed 2005-05-13
CIK 1312500

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

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

Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

As of the date of this filing the registrant had 500 shares of its common stock, $1.00 par value, outstanding (all shares held by an affiliate of the registrant).

ORMAT FUNDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to "Ormat Funding" refer to Ormat Funding Corp. and not to any of its subsidiaries or affiliates; "Ormat," "we," "our," "ours" and "us" refer to Ormat Funding and its subsidiaries on a consolidated basis; "Ormat Nevada" refers to Ormat Nevada Inc., our direct parent company; "Ormat Technologies" and "OTec" refers to Ormat Technologies, Inc., the parent company of Ormat Nevada; and "Ormat Industries" refers to Ormat Industries Ltd., our ultimate parent company. Unless the context otherwise requires, "plants" refers to the various power generating plants owned and/or operated by our subsidiaries or the entities in which they hold equity interests, and "units" refers to particular power generating units at those plants. We refer to a group of plants and the geothermal resource associated with them in a certain geographic area as a "project." The "Senior Secured Notes" refers to our 8 1/4% Senior Secured Notes due 2020 that were sold in February 2004.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash	$4	$3
Restricted cash, cash equivalents and marketable securities	12,892	31
Accounts receivable	7,003	7,404
Prepaid expenses and other	—	41
Total current assets	19,899	7,479
Restricted cash, cash equivalents and marketable securities	12,374	19,339
Investment in Partnership	37,060	36,361
Deposits and other	2,770	2,850
Property, plant and equipment, net	140,061	142,468
Construction-in-process	17,073	6,823
Deferred financing costs, net	9,406	9,582
Intangible assets, net	10,085	10,281
Total assets	$248,728	$235,183
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$10,394	$7,064
Current portion of long-term debt	6,090	6,090
O&M payable to Parent	12,048	4,318
Total current liabilities	28,532	17,472
Long-term debt, net of current portion	183,399	183,399
Long-term subordinated loan from Parent	9,853	8,216
Deferred income taxes	6,338	6,052
Asset retirement obligation	5,521	5,429
Total liabilities	233,643	220,568
Commitments and contingencies (Note 5)
Stockholder's equity:
Common stock, par value $1 per share; 1000 shares authorized; 500 shares issued and outstanding	1	1
Retained earnings	15,055	14,614
Accumulated other comprehensive income	29	—
Total stockholder's equity	15,085	14,615
Total liabilities and stockholder's equity	$248,728	$235,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Revenues:
Energy and capacity	$11,073	$10,682
Lease portion of energy and capacity	3,161	1,628
Total revenues	14,234	12,310
Cost of revenues:
Energy and capacity	8,472	7,126
Lease portion of energy and capacity	1,237	648
Total cost of revenues	9,709	7,774
Gross margin	4,525	4,536
General and administrative expenses	514	439
Operating income	4,011	4,097
Other income (expense):
Interest income	137	23
Interest expense	(4,169)	(3,133)
Income (loss) before income taxes and equity in income of investee	(20)	987
Income tax provision	8	(378)
Equity in income of investee	453	389
Net income	441	998
Other comprehensive income:
Unrealized gain on marketable securities, net of taxes of $17,000	29	—
Comprehensive income	$470	$998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2004	500	$1	$14,614	$—	$14,615
Net income (unaudited)	—	—	441	—	441
Unrealized gain on marketable securities available-for-sale, net of related taxes (unaudited)	—	—	—	29	29
Balance at March 31, 2005 (unaudited)	500	$1	$15,055	$29	$15,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$441	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,497	1,899
Amortization	452	454
Accretion of asset retirement obligation	92	74
Equity in income of investee	(453)	(389)
Deferred income tax provision	(8)	378
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	401	(1,034)
Prepaid expenses and other	41	319
Accounts payable and accrued expenses	3,330	73
Payable to Parent for operating activities	1,300	2,162
Net cash provided by operating activities	8,093	4,934
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(5,850)	(57,228)
Capital expenditures	—	(276)
Repayments on advances to Partnership	31	—
Deposits and other	80	(2,437)
Cash paid for acquisition	—	(74,367)
Net cash used in investing activities	(5,739)	(134,308)
Cash flows from financing activities:
Borrowings from Parent for capital expenditures	—	37,091
Repayment of long-term subordinated loan from Parent	(2,273)	(88,183)
Proceeds from issuance of long-term debt	—	190,000
Repayments of long-term debt	—	(594)
Deferred debt issuance costs	(80)	(8,938)
Net cash provided by (used in) financing activities	(2,353)	129,376
Net increase in cash	1	2
Cash at beginning of period	3	3
Cash at end of period	$4	$5
Supplemental non-cash activity:
Capital expenditure not yet invoiced by the Parent	$10,340	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Funding Corp. ("OFC") and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position as of March 31, 2005, and consolidated results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements for the period ended December 31, 2004.

Dollar amounts, in the notes to these financial statements are rounded to the closest $1,000.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. At March 31, 2005 and December 31, 2004, the Company had deposits in one U.S. financial institution, in which deposits were federally insured up to $100,000.

All of the Company's revenues, and the related receivable balances, are earned from two power companies: Southern California Edison Company ("SCE") and Sierra Pacific Power Company ("SPPC"). Revenues from SCE and SPPC for the three months ended March 31, 2005 and 2004 amounted to 42% and 52%, and 58% and 48%, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

Marketable securities consist of debt securities (preferred auction rated securities). The Company accounts for such securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At March 31, 2005, all of the Company's investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value upon the

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quoted market prices of such securities at quarter end. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income in stockholder's equity. Net realized gains or losses on trading securities are reported in interest income. The net unrealized gains at March 31, 2005 were $29,000, net of related taxes of $18,000.

Comprehensive income reporting

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported when a company has items of other comprehensive income. Comprehensive income includes net income plus other comprehensive income, which for the Company consists of unrealized gains or losses on marketable securities available-for-sale, net of related taxes.

New accounting pronouncement

SFAS No. 153 – Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No.153 is permitted. The provisions of SFAS No.153 shall be applied prospectively. The Company does not expect SFAS No.153 to have a material impact on its results of operations and financial position in future periods.

NOTE 3 – INVESTMENT IN PARTNERSHIP

The Company has 50% ownership interest in Mammoth-Pacific, LP ("Mammoth"), which is comprised of three geothermal power plants, with a combined generating capacity of 25 MW, located near the city of Mammoth, California ("Mammoth Project"). A $9.3 million basis difference is amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company's Parent operates and maintains the geothermal power plants under an operating and maintenance agreement The Company's 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$13,473	$11,088
Non-current assets	82,812	83,944
Current liabilities	990	924
Non-current liabilities	3,797	3,774
Partners' Capital	91,498	90,334

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Condensed statements of operations:
Revenues	$3,967	$3,892
Gross margin	1,212	1,013
Net income	1,164	958
Company's equity in income of Mammoth:
50% of Mammoth net income	$582	$479
Plus amortization of the equity basis difference	148	148
	730	627
Less income taxes	(277)	(238)
Total	$453	$389

NOTE 4 – SENIOR SECURED NOTES

On February 13, 2004, the Company completed the issuance of 8¼% senior secured notes (the "Notes" or "Senior Secured Notes") pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Offering"), amounting to $190 million, and received net cash proceeds of approximately $179.7 million after deduction of deferred bond issuance costs of approximately $10.3 million, which have been included in deferred financing costs at December 31, 2004. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced on June 30, 2004. The Notes are collateralized by substantially all of the assets of the Company and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of the Company, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of the Company. There are various restrictive covenants under the Notes, which include limitations on additional indebtedness and payment of dividends.

The Company may redeem the Notes, in whole or in part, at any time at redemption price equal to the principal amount of the Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a "make-whole" premium. Upon certain events, as defined in the indenture governing the Notes, the Company may be required to redeem a portion of the Notes at a redemption price ranging from 100% to 101% of the principal amount of the Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

A registration statement on Form S-4 relating to the Notes was declared effective by the Securities and Exchange Commission on February 9, 2005. Pursuant to the registration statement, the Company made an offer to the holders of the Notes to exchange them for publicly registered exchange notes with substantially identical terms until March 11, 2005. On March 16, 2005 the exchange offer was completed.

As required under the terms of the Notes, the Company has restricted cash accounts, consisting of the following:

Galena's construction reserve

As required under the terms of the Notes, the Company has set aside approximately $25.8 million ($19.4 million at March 31, 2005, of which $7.0 million has been classified as current on the balance sheet), to replace the existing equipment at the Steamboat 1/1A project with more efficient equipment, in order to optimize the geothermal resources available. After such replacement, the Company will rename the Steamboat 1/1A project as the Galena project. The Company expects the construction will be complete and the project will achieve commercial operations by the end of 2005.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt service reserve

The Company maintains an account to fund an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Notes in the following six months. As of December 31, 2004, the restricted cash accounts have been replaced by a letter of credit which was issued by the Parent on behalf of the Company on July 1, 2004 and December 30, 2004 in the total amount of approximately $10.8 million (see Note 5).

Revenue reserve

The Company deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the debt service reserve account, but the funds are only available to the Company upon submission of draw requests by the Company to the bank. As such amounts are not fully unrestricted to use by the Company, they have been classified as restricted (current) in the balance sheets. As of March 31, 2005, the balance of such account was $5.9 million.

The payment obligation under the Notes are guaranteed by ORNI 1 LLC ("ORNI 1"), ORNI 2 LLC ("ORNI 2"), ORNI 7 LLC ("ORNI 7"), OrMammoth Inc. ("OrMammoth"), and Ormesa LLC ("Ormesa"), all wholly owned subsidiaries of the Company, as of March 31, 2005. Such guarantees are full, unconditional and joint and several. The Company's sole purpose is to hold 100% ownership interest in ORNI 1, ORNI 2, ORNI 7, Ormesa, and OrMammoth, and the Company does not have any independent assets or operations. ORNI 1 and ORNI 2's sole purpose is to each hold a 50% ownership interest in Brady Power Partners. ORNI 7's sole purpose is to hold 100% ownership interest in Steamboat Geothermal LLC and Steamboat Development Corp. OrMammoth's sole purpose is to hold a 50% ownership interest in Mammoth-Pacific L.P.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LOC Agreement

The Parent has a letter of credit and loan agreement ("LOC Agreement") with a bank pursuant to which the bank agreed to issue one or more letters of credit aggregating to $15 million. The LOC Agreement expires on June 30, 2007, which shall be extended for successive one-year periods unless notice is provided by either the Parent or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. At each of March 31, 2005 and December 31, 2004, letters of credit amounting to $10.8 million were issued and outstanding under the LOC Agreement, which were used to replace cash on deposit in reserve funds that were used as a pledge against the Notes.

Contingencies

In response to an order issued by a California State Court of Appeal, the California Public Utilities Commission ("CPUC"), has commenced an administrative proceeding in order to address short run avoided cost ("SRAC") pricing for Qualifying Facilities for the period spanning from December 2000 to March 2001. The court directed that the CPUC modify SRAC pricing on a retroactive basis to the extent that the CPUC determined that SRAC prices were not sufficiently "accurate" or "correct." On February 25, 2005, the CPUC issued a draft decision affirming that SRAC priced during the disputed period were corrected and compliant with the Public Utility Regulated Policies Act ("PURPA") requirements and that no retroactive adjustments are warranted. Comments on the draft may be filed and a final decision from the CPUC has not yet been issued. If the SRAC prices charged during the period in question were determined by the CPUC to not be "accurate" or "correct," retroactive price

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjustments could be required for any of the Company's Qualifying Facilities in California whose payments are tied to SRAC pricing, including the Mammoth and Ormesa projects. Currently it is not possible to predict the final outcome of such proceeding; however, any retroactive price adjustment required to be made in relation to any of the Company's projects may require such projects to make refund payments or charge less for future sales, which could materially and adversely effect the business, the financial condition, future results and cash flow of the Company.

Steamboat Geothermal LLC ("SG") is party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and the Company believes that any outcome will not have a material impact on the Company's results of operations.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form l0-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based upon our current expectations and projections about future events. When used in this report, the words "believe", "anticipate", "intend", "estimate", "expect", "should", "may" and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in this Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. Such statements reflect our judgment as of the date of this quarterly report with respect to future events, the outcome of which is subject to certain risks and uncertainties, including but not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	project delays or cancellations;

•	financial market conditions and the results of financing efforts,

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy, changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company's business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2004 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be successful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2004 as well as those set forth in our press release, reports and other filing made with Securities and Exchange Commissions.

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

During the three months ended March 31, 2005, our total revenues generated by our wholly-owned power plants were $14.2 million. In addition, our 50% share in the Mammoth project's revenues in such period was $2.0 million.

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

As a result of the acquisition of Steamboat 2/3 Project which was completed in February 2004, our results for the periods contained in the financial statements in this quarterly report may not be comparable with each other.

Recent Developments

On March 16, 2005, we completed an offering to exchange $1,000 principal amount of our Senior Secured Notes that were registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of our then outstanding Senior Secured Notes that were issued on February 13, 2004 in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended. As of March 31, 2005, there was $189.5 million in aggregate principal amount of Senior Secured Notes outstanding.

On May 6, 2005, we completed negotiations for a new 25-year power purchase agreement with Southern California Public Power Authority ("SCPPA") for the purchase of energy from our Ormesa project. Under this agreement, 10 MW of power will be delivered from Ormesa to SCPPA for a fixed price of $57.50/MWh. This price will escalate annually at a rate of 1.5% and includes the value for the environmental attributes, known as renewable energy credits, which will assist the SCPPA member cities comply with their respective renewable standards. In addition, if and when available, 30% of the Production Tax Credits generated from the project will be shared with SCPPA. Deliveries pursuant the power purchase agreement are expected to begin in the fourth quarter of 2006. The parties are expected to enter into a definitive agreement in the coming weeks.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	We expect to continue to generate all of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	We have experienced significant growth through the acquisition of the Steamboat 2/3 project on February 11, 2004 and we expect to experience additional growth due to the enhancement of the Mammoth and Ormesa projects and the construction of the Galena project.

•	We expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by California and Nevada (where all of our projects are located). In both states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects.

•	As a result of the issuance of our Senior Secured Notes on February 13, 2004, our interest expense for the three months ended March 31, 2005 increased, as compared to our interest expense for the three months ended March 31, 2004.

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

Seasonality

The demand for the electricity generated by our projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison Company, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variation in Nevada. In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreement for the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by the power purchaser in California in the summer months as a result of the increase in demand and in prices has a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

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

•	Payments to government agencies and private parties for the use of geothermal resources and site leases where plants are situated are recorded as a component of cost of revenues. For the three months ended March 31, 2005, such expenses were less than 1% of revenues.

•	Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of cost of revenues and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2005, royalties were approximately 2.7% of revenues.

Under a fluid supply agreement, Brady pays to Western States a royalty payment of 1% of the net revenues of the Desert Peak 1 plant derived from the sale of electricity under the Brady project's power purchase agreement and reimburses Western States for certain costs. These payments are included as a component of cost of revenues.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2004.

Marketable Securities

We invest our excess cash in marketable securities, which consist of debt securities (preferred auction rated securities), and account for such securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluate such classification at each balance sheet date. At March 31, 2005, all of our investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value upon the quoted market prices of such securities at quarter end. Net unrealized gains or losses on marketable securities classified as available-for-sale are reported as a component of accumulated other comprehensive income in stockholder's equity. Net realized gains or losses on trading securities are reported in interest income.

New accounting Pronouncement

Exchange of Non-monetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for us). Early application of SFAS No. 153 is permitted. The provisions of SFAS No.153 shall be applied prospectively. We do not expect SFAS No.153 to have a material impact on our results of operations and financial position in future periods.

Results of Operations

Our unaudited historical operating results in dollars and as a percentage of total revenues are presented in the tables below.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Statements of Operations Historical Data:
Revenues	$14,234	$12,310
Cost of revenues	9,709	7,774
Gross margin	4,525	4,536
General and administrative expenses	514	439
Operating income	4,011	4,097
Other income (expense):
Interest income	137	23
Interest expense	(4,169)	(3,133)
Income (loss) before income taxes and equity in income of investee	(20)	987
Income tax provision	8	(378)
Equity in income of investee	453	389
Net income	$441	$998

	Three Months Ended March 31,
	2005	2004
Statements of Operations Percentage Data:
Revenues	100.0%	100.0%
Cost of revenues	68.2	63.2
Gross margin	31.8	36.8
General and administrative expenses	3.6	3.5
Operating income	28.2	33.3
Other income (expense):
Interest income	1.0	0.2
Interest expense	(29.3)	(25.5)
Income (loss) before income taxes and equity in income of investee	(0.1)	8.0
Income tax provision	0.0	(3.1)
Equity in income of investee	3.2	3.2
Net income	3.1%	8.1%

Comparison of the Three Months Ended March 31, 2005 and the Three Months Ended March 31, 2004.

Total Revenues

Total revenues for the three months ended March 31, 2005 were $14.2 million, which represented a 15.6% or $1.9 million increase over total revenues of $12.3 million for the three months ended March 31, 2004. The increase was principally due to the acquisition of the Steamboat 2/3 project on February 11, 2004, whose revenues for the three months ended March 31, 2005, amounted to $4.2 million, as compared with $2.2 million for the three months ended March 31, 2004.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2005 were $9.7 million, which represented a 24.9% increase over total cost of revenues of $7.8 million for the three months ended March 31, 2004. The increase was principally due to the acquisition of the Steamboat 2/3 project, as cost of revenues for the three months ended March 31, 2005 included $2.1 million of expenses related to Steamboat 2/3 project, while for the three months ended March 31, 2004, $0.9 million from the Steamboat 2/3 project were included. The remaining $0.7 million increase in cost of revenues for the three months ended March 31, 2005 was mainly due to $0.5 million additional costs relating to field maintenance in the Ormesa project. Gross margins were 31.8% for the three months ended March 31, 2005 compared to 36.8% for the three months ended March 31, 2004. Such decrease was due to the increase in cost of revenues as described above. The decrease in the gross margin of the Steamboat 2/3 project in the three months ended March 31, 2005 as compared to the period from February 11, 2005 (date of acquisition of the Steamboat 2/3 project) to March 31, 2004, results primarily from the timing of costs incurred.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 were $0.5 million compared to $0.4 million for the three months ended March 31, 2004. The increase of $0.1 million is due to the increased general and administrative activity due to the acquisition of the Steamboat 2/3 project on February 11, 2004.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $4.2 million, compared to $3.1 million for the three months ended March 31, 2004. The increase was primarily due to interest expense on the Senior Secured Notes which was $4.1 million for the three months ended March 31, 2005 compared to $2.2 million for the period from February 13, 2004 to March 31, 2004, offset by: (i) decrease in interest expense on the note payable to our parent to $0.1 million for the three months ended March 31, 2005, from $0.6 million for the three months ended March 31, 2004, and (ii) decrease in interest expense on the Ormesa loan as a result of repayment on December 31, 2004 which resulted in no interest expense for that item for the three months ended March 31, 2005, compared to $0.3 million for the three months ended March 31, 2004.

Income Taxes

Income tax provision for the three months ended March 31, 2005 was $8,000 as compared with income tax provision of $0.4 million for the three months ended March 31, 2004. The effective tax rates for each of the three months ended March 31, 2005 and 2004 were 38%.

Equity in Income of Investee

Equity in income of investee was $0.5 million for the three months ended March 31, 2005 as compared with $0.4 million for the three months ended March 31, 2004, representing our 50% ownership interest in the income of Mammoth-Pacific L.P.

Net Income

Net income was $0.4 million for the three months ended March 31, 2005 compared to net income of $1.0 million for the three months ended March 31, 2004. The decrease of $0.6 million in net income was primarily the result of a few offsetting factors, including: (i) a decrease of $0.1 million in operating income resulting primarily from the lower gross margins, (ii) a net increase of $1.0 million in interest expenses, and (iii) a decrease of $0.4 million in income taxes resulting from the decrease in income before income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are derived from a combination of internally generated cash and parent subordinated loans, supplemented with third party debt.

Our estimated uses of funds are for planned capital expenditures, described below, and for the repayment of the debt services related to the issuance of the Senior Secured Notes.

On December 1, 2003, we entered into a loan agreement with Ormat Nevada pursuant to which we may borrow up to $55 million from time to time. The loan is due in 2021 and is payable only from available cash flow, is subordinated to other debt and has been classified as non-current. Interest accrues on the unpaid principal of the loan amount at a rate per annum equal to the higher of 5% or the applicable Federal rate (4.52% and 4.68% at March 31, 2005 and December 31, 2004, respectively), and is added to the principal and is also due in 2021 or from available cash flow.

Our third-party debt is composed of project finance debt for the purpose of refinancing projects or for the acquisition of our projects. On February 13, 2004, we issued the Senior Secured Notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project and Mammoth project. On March 16, 2005, we exchanged these unregistered notes for Senior Secured Notes with substantially identical terms that have been registered under the Securities Act of 1933, as amended. As of March 31, 2005, there was $189.5 million of Senior Secured Notes outstanding. The Senior Secured Notes are collateralized by substantially all of our assets and the assets of our subsidiaries and is jointly and severally fully and unconditionally guaranteed by all of our wholly owned subsidiaries. The collateral securing the Senior Secured Notes consists of (with certain exceptions) all of our and our wholly owned subsidiaries' real and personal property, contractual rights, revenues and bank accounts, intercompany notes and insurance policies.

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

Our management believes that the projects' generated cash will be sufficient to address our liquidity. Additionally, at March 31, 2005, we had an outstanding balance of $9.9 million from our subordinated loan with Ormat Nevada, out of a total of $55 million, as described above. Therefore, we may borrow, if required, up to $45.1 million from Ormat Nevada in order to address other investment requirements.

Historical Cash Flow

The following table set forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$8,093	$4,934
Net cash used in investing activities	(5,739)	(134,308)
Net cash provided by (used in) financing activities	(2,353)	129,376

For the Three Months ended March 31, 2005

Net cash provided by operating activities for the three months ended March 31, 2005 was $8.1 million as compared with $4.9 million for the three months ended March 31, 2004. Such increase was primarily due to: (i) an increase of $4.6 million in accounts payable and accrued expenses (including payable to Parent) for the three months ended March 31, 2005 as compared to an increase of $2.2 million for the three months ended March 31, 2004, mainly as a result of increase in accrued interest on the Senior Secured Notes, and (ii) a decrease of $0.4 million in accounts receivable for the three months ended March 31, 2005, as compared to an increase of $1.0 million for the three months ended March 31, 2004, as a result of the consolidation of Steamboat 2/3 which was acquired on February 11, 2004. The increase was offset by a decrease in net income of $0.6 million as a result of the increase of $1.0 million in interest expenses.

Net cash used in investing activities for the three months ended March 31, 2005 was $5.7 million as compared with $134.3 million for the three months ended March 31, 2004. Investing activities in the three months ended March 31, 2005 reflect an increase of $5.9 million in restricted cash that will be used for the semi-annual principal and interest payment scheduled for June 30, 2005 related to the Senior Secured Notes. Investing activities for the three months ended March 31, 2004 reflect the use of funds for the acquisition of the Steamboat 2/3 project for a total of $74.4 million, a deposit payment of $2.4 million for the use of the Meyberg property and a net increase in restricted cash of $57.2 million originated from the proceeds from the issuance of the Senior Secured Notes in February 2004, that were earmarked for capital expenditure and debt service reserve account established pursuant to the terms of our Senior Secured Notes.

Net cash used in financing activities for the three months ended March 31, 2005 was $2.4 million as compared with net cash provided by financing activities for the three months ended March 31, 2004 of $129.4 million. The principal element of the cash flow from financing activities for the three months ended March 31, 2005 was the net $2.3 million repayment of the long-term subordinated loan from Ormat Nevada compared to net proceeds of $51.1 million for the three months ended March 31, 2004. The cash flow from financing activities in the three months ended March 31, 2004 also includes the issuance of the Senior Secured Notes amounting to $190 million, less debt issuance costs of $8.9 million.

Capital Expenditures

Our capital expenditures primarily relate to the enhancement of existing power plants and the construction of new power plants.

Mammoth Project.    Mammoth-Pacific, L.P. is planning an $8.3 million enhancement program ($4.15 million to be funded by us) of the Mammoth project, consisting primarily of drilling activities, which we believe will result in an increase in the output of the project by 4 MW and is expected to be completed in 2006. A substantial portion of the funds required for such enhancement have been earmarked from the project's fund by us and our partners for such enhancement program.

Ormesa Project.    In connection with the Ormesa project, we have drilled two additional wells, plan to add additional Ormat Energy Converter ("OEC") units and replace existing units in order to increase the output of the project by an estimated 10 MW. We estimate that the costs of such enhancements shall be up to $27 million and will be funded by us from internally generated cash or other available corporate resources. As of March 31, 2005, approximately $3.3 million in costs had been incurred related to the Ormesa project. On May 6, 2005, we completed negotiations for a new 25-year power purchase agreement with SCPPA for the purchase of 10MW of energy for a fixed price $57.50/MWh, which will escalate annually at a rate of 1.5%. Delivery of energy under this power purchase agreement is expected to begin in the fourth quarter of 2006.

Galena Project.    We commenced construction of the Galena project during the third quarter of 2004, started site construction in the first quarter of 2005 and expect that the construction will be complete and that the Galena project will achieve commercial operations in the fourth quarter of 2005. Construction costs of $25.8 million are being funded from the proceeds of the offering of the Senior Secured Notes, $19 million of which are currently deposited in an escrow account, and will be released in accordance with the progress of the construction phase for such enhancement. Additional costs of construction in the amount of $2 million will be funded out of available cash flow. As of March 31, 2005, approximately $13.4 million in costs had been incurred related to the Galena project. Based on the final design of the project, we plan to increase the entire steamboat complex's output by a total increase of 13 MW.

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

Off-Balance Sheet Arrangements

On June 30, 2004, Ormat Nevada entered into a Letter of Credit Agreement with Hudson United Bank pursuant to which Hudson United Bank agreed to issue one or more letters of credit in the aggregate amount of $15 million, and expiring on June 30, 2007, which shall be extended for successive one-year periods unless notice is provided by either Ormat Nevada or the bank not to extend such expiration date. At each of March 31, 2005 and December 31, 2004, letters of credit amounting to $10.8 million were issued and outstanding under this agreement, which has been used to replace cash on deposit as reserve funds that were held as a pledge against the Senior Secured Notes.

Concentration of Credit Risk

Our credit risk is currently concentrated with two major customers, Sierra Pacific Power Company and Southern California Edison Company.

Southern California Edison Company accounted for 42% of our revenues for the three months ended March 31, 2005 compared to 52% of our revenues for the three months ended March 31, 2004. Southern California Edison Company is also the sole purchase agreement counterparty and revenue source for the Mammoth project. Based on publicly available information, Southern California Edison Company's issuer rating is BBB+ (stable outlook) by S&P and Baa1 (stable outlook) by Moody's.

Sierra Pacific Power Company accounted for 58% of our revenues for the three months ended March 31, 2005 compared to 48% of our revenues for the three months ended March 31, 2004. Based on publicly available information, Sierra Pacific Power Company's issuer rating is B+ (negative outlook) by S&P and B1 (stable outlook) by Moody's.

If Sierra Pacific Power Company or Southern California Edison Company fail to make payments under their power purchase agreements with us, this would have a material adverse impact on our financial condition and results of operations.

Risk Factors

A comprehensive discussion of our risk factors is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Part I, Item 3 is included in Part I, Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Exposure to Market Risk".

ITEM 4.    CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of March 31, 2005, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are further enhancing our documentation and analyzing our system of internal controls. We have initially identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include enhancing and streamlining our financial reporting procedures. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, on December 31, 2005.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which we are a party during the first quarter of fiscal year 2005 from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2004.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of fiscal year 2005.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Ormat Funding Corp., incorporated by reference to Exhibit 3.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.2	Bylaws of Ormat Funding Corp., incorporated by reference to Exhibit 3.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).

Exhibit Number	Description
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements
10.1.1	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.2	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.29	IID - Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.†
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.††
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10	General
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

* Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Regulation Statements on Form S-4 (File No. 333-121655).

† We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.1.

†† We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT FUNDING CORP.
Date: May 12, 2005	By:	/s/ CONNIE STECHMAN Name: Connie Stechman Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Ormat Funding Corp., incorporated by reference to Exhibit 3.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.2	Bylaws of Ormat Funding Corp., incorporated by reference to Exhibit 3.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements
10.1.1	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.2	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements

Exhibit Number	Description
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.3.29	IID - Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.†
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.††
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*

Exhibit Number	Description
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.10	General
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

* Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Regulation Statements on Form S-4 (File No. 333-121655).

† We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.1.

†† We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.2.