Form 10-Q
period 2005-06-30
Ormat Funding Corp.
filed 2005-08-12
CIK 1312500

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

ORMAT FUNDING CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to "Ormat Funding" refer to Ormat Funding Corp. and not to any of its subsidiaries or affiliates; "Ormat," "we," "our," "ours," the "Company" and "us" refer to Ormat Funding and its subsidiaries on a consolidated basis; "Ormat Nevada" or "Parent" refers to Ormat Nevada Inc., our direct parent company; "Ormat Technologies" and "OTec" refers to Ormat Technologies, Inc., the parent company of Ormat Nevada; and "Ormat Industries" refers to Ormat Industries Ltd., our ultimate parent company. Unless the context otherwise requires, "plants" refers to the various power generating plants owned and/or operated by our subsidiaries or the entities in which they hold equity interests, and "units" refers to particular power generating units at those plants. We refer to a group of plants and the geothermal resource associated with them in a certain geographic area as a "project." The "Senior Secured Notes" refers to our 8¼% Senior Secured Notes due 2020 that were sold in February 2004.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Current assets:
Cash	$3	$3
Restricted cash, cash equivalents and marketable securities	14,812	31
Accounts receivable	7,842	7,404
Prepaid expenses and other	—	41
Total current assets	22,657	7,479
Restricted cash, cash equivalents and marketable securities	8,950	19,339
Investment in Partnership	35,279	36,361
Deposits and other	2,806	2,850
Property, plant and equipment, net	138,281	142,468
Construction-in-process	21,621	6,823
Deferred financing costs, net	9,499	9,582
Intangible assets, net	9,879	10,281
Total assets	$248,972	$235,183
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$6,429	$7,064
Current portion of long-term debt	7,814	6,090
O&M payable to Parent	3,666	4,318
Total current liabilities	17,909	17,472
Long-term debt, net of current portion	178,692	183,399
Long-term subordinated loan from Parent	27,439	8,216
Deferred income taxes	5,532	6,052
Asset retirement obligation	5,614	5,429
Total liabilities	235,186	220,568
Commitments and contingencies (Note 5)
Stockholder's equity:
Common stock, par value $1 per share; 1000 shares authorized;
500 shares issued and outstanding	1	1
Retained earnings	13,760	14,614
Accumulated other comprehensive income	25	—
Total stockholder's equity	13,786	14,615
Total liabilities and stockholder's equity	$248,972	$235,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Revenues:
Energy and capacity	$11,539	$12,035	$22,612	$22,717
Lease portion of energy and capacity	2,607	2,543	5,768	4,171
Total revenues	14,146	14,578	28,380	26,888
Cost of revenues:
Energy and capacity	11,555	9,819	20,027	16,945
Lease portion of energy and capacity	1,196	1,215	2,433	1,863
Total cost of revenues	12,751	11,034	22,460	18,808
Gross margin	1,395	3,544	5,920	8,080
General and administrative expenses	374	157	888	596
Operating income	1,021	3,387	5,032	7,484
Other income (expense):
Interest income	200	42	337	65
Interest expense	(4,061)	(4,648)	(8,229)	(7,781)
Other non-operating income	—	101	—	101
Loss before income taxes and equity in income of investee	(2,840)	(1,118)	(2,860)	(131)
Income tax benefit	1,080	429	1,088	51
Equity in income of investee	465	346	918	735
Net income (loss)	(1,295)	(343)	(854)	655
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of taxes of $(2,000) and $15,000, respectively	(4)	—	25	—
Comprehensive income (loss)	$(1,299)	$(343)	$(829)	$655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2004	500	$1	$14,614	$—	$14,615
Net loss	—	—	(854)	—	(854)
Unrealized gain on marketable securities available-for-sale, net of related taxes	—	—	—	25	25
Balance at June 30, 2005	500	$1	$13,760	$25	$13,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(854)	$655
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,921	4,282
Amortization	927	1,066
Accretion of asset retirement obligation	185	152
Equity in income of investee	(918)	(748)
Distributions from Partnership	1,480	1,461
Deferred income tax benefit	(1,098)	(37)
Changes in operating assets and liabilities , net of acquisitions:
Accounts receivable	(438)	(431)
Prepaid expenses and other	41	323
Accounts payable and accrued expenses	(635)	(2,391)
Payable to Parent for operating activities	(652)	(1,633)
Net cash provided by operating activities	2,959	2,699
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(4,352)	(47,195)
Capital expenditures	—	(2,674)
Distributions from partnership	1,020	2,179
Repayments on advances to Partnership	63	—
Deposits and other	44	(2,313)
Cash paid for acquisition	—	(74,367)
Net cash used in investing activities	(3,225)	(124,370)
Cash flows from financing activities:
Borrowings from Parent	13,971	37,091
Repayment of long-term subordinated loan from Parent	(10,284)	(88,183)
Proceeds from issuance of long-term debt	—	190,000
Repayments of long-term debt	(2,983)	(594)
Deferred debt issuance costs	(438)	(8,938)
Net cash provided by financing activities	266	129,376
Net increase in cash	—	7,705
Cash at beginning of period	3	3
Cash at end of period	$3	$7,708
Supplemental non-cash activity:
Payable to Parent for capital expenditures	$15,532	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Funding Corp. ("OFC") and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial statements. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position as of June 30, 2005, consolidated results of operations for the three and six-month periods ended June 30, 2005 and 2004, and condensed consolidated cash flows for the six-month periods ended June 30, 2005 and 2004.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. At June 30, 2005 and December 31, 2004, the Company had deposits in one U.S. financial institution, in which deposits were federally insured up to $100,000 per account.

All of the Company's revenues, and the related receivable balances, are earned from two power companies: Southern California Edison Company ("SCE") and Sierra Pacific Power Company ("SPPC"). Revenues from SCE and SPPC for the three months ended June 30, 2005 and 2004 amounted to 51% and 49%, and 55% and 45%, respectively. Revenues from SCE and SPPC for the six months ended June 30, 2005 and 2004 amounted to 47% and 53%, and 53% and 47%, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

Marketable securities consist of debt securities (preferred auction rated securities). The Company accounts for such securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity,

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At June 30, 2005, all of the Company's investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value upon the quoted market prices of such securities at quarter end. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income in stockholder's equity. Net realized gains or losses on trading securities are reported in interest income. The net unrealized gains at June 30, 2005 were $25,000, net of related taxes of $15,000.

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

New accounting pronouncements

SFAS No. 153 − Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets − An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not expect SFAS No. 153 to have a material impact on its results of operations and financial position in future periods.

FIN No. 47 − Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement
No. 143

In March of 2005, FASB issued FASB Interpretation No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143 ("FIN No. 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). Retrospective application for interim financial information is permitted but is not required. The Company must adopt FIN No. 47 by the end of 2005. Early adoption of FIN No. 47 is encouraged. The Company does not expect FIN No. 47 to have a material impact on its results of operations and financial position in future periods.

SFAS No. 154 − Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The Company does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

NOTE 3 – INVESTMENT IN PARTNERSHIP

The Company has a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants. A $9.3 million basis difference is amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company's Parent operates and maintains the geothermal power plants under an operating and maintenance ("O&M") agreement. The Company's 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	June 30, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$10,588	$11,088
Non-current assets	81,715	83,944
Current liabilities	780	924
Non-current liabilities	3,820	3,774
Partners' Capital	87,703	90,334

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Condensed statements of operations:
Revenues	$7,880	$7,690
Gross margin	2,465	1,772
Net income	2,369	1,778
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,184	$889
Plus amortization of the equity basis difference	297	297
	1,481	1,186
Less income taxes	(563)	(438)
Total	$918	$748

NOTE 4 – SENIOR SECURED NOTES

On February 13, 2004, the Company completed the issuance of $190 million 8¼% senior secured notes (the "Notes" or "Senior Secured Notes") pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Offering"), from which it received the net cash proceeds of approximately $179.7 million after deduction of deferred bond issuance costs of approximately $10.3 million. Such net proceeds have been included in deferred financing costs at

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2004. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced on June 30, 2004. The Notes are collateralized by substantially all of the assets of the Company and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of the Company, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of the Company. There are various restrictive covenants under the Notes, which include limitations on additional indebtedness and payment of dividends.

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

As required under the terms of the Notes, the Company has restricted cash accounts, consisting of the following:

Galena's construction reserve

As required under the terms of the Notes, the Company set aside approximately $25.8 million ($8.9 million at June 30, 2005), to replace the existing equipment at the Steamboat 1/1A project with more efficient equipment, in order to optimize the geothermal resources available. After such replacement, the Company will rename the Steamboat 1/1A project as the Galena project. The Company expects that the construction will be complete and the project will achieve commercial operations by the end of 2005.

Debt service reserve

The Company maintains an account, which may be funded by cash or backed by letters of credit, to fund an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Notes in the following six months. As of June 30, 2005, the balance of such account was $10.8 million in cash.

Revenue reserve

The Company deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the debt service reserve account, but the funds are only available to the Company upon submission of draw requests by the Company to the bank. As such amounts are not fully unrestricted to use by the Company, they have been classified as restricted (current) in the balance sheets. As of June 30, 2005, the balance of such account was $4.1 million.

The payment obligation under the Notes are guaranteed by ORNI 1 LLC ("ORNI 1"), ORNI 2 LLC ("ORNI 2"), ORNI 7 LLC ("ORNI 7"), OrMammoth Inc. ("OrMammoth"), and Ormesa LLC ("Ormesa"), all wholly-owned subsidiaries of the Company, as of June 30, 2005. Such guarantees are full, unconditional and joint and several. The Company's sole purpose is to hold 100% ownership interest in ORNI 1, ORNI 2, ORNI 7, Ormesa, and OrMammoth, and the Company does not have

ORMAT FUNDING CORP. AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Ormat Nevada Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

any independent assets or operations. ORNI 1 and ORNI 2's sole purpose is to each hold a 50% ownership interest in Brady Power Partners. ORNI 7's sole purpose is to hold 100% ownership interest in Steamboat Geothermal LLC and Steamboat Development Corp. OrMammoth's sole purpose is to hold a 50% ownership interest in Mammoth-Pacific L.P.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LOC Agreement

Ormat Nevada, Inc. (the "Parent") has a letter of credit and loan agreement ("LOC Agreement") with Hudson United Bank pursuant to which the bank agreed to issue one or more letters of credit for an aggregate amount of up to $15 million. The LOC Agreement expires on June 30, 2007, which expiry date shall be extended for successive one-year periods unless notice is provided by either the Parent or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. At December 31, 2004, letters of credit amounting to $10.8 million were issued under the LOC Agreement, which were used to replace cash on deposit in reserve funds as a pledge against the Notes. As of June 30, 2005, such letters of credit have not been renewed by the Parent.

Contingencies

In response to an order issued by a California State Court of Appeals, the California Public Utilities Commission ("CPUC"), has commenced an administrative proceeding in order to address short run avoided cost ("SRAC") pricing for Qualifying Facilities for the period spanning from December 2000 to March 2001. The court directed that the CPUC modify SRAC pricing on a retroactive basis to the extent that the CPUC determined that SRAC prices were not sufficiently "accurate" or "correct." On February 15, 2005, the CPUC issued a draft decision affirming that SRAC pricing during the disputed period were corrected and compliant with the Public Utility Regulated Policies Act ("PURPA") requirements and that no retroactive adjustments are warranted. Comments on the draft may be filed and a final decision from the CPUC has not yet been issued. If the SRAC prices charged during the period in question were determined by the CPUC to not be "accurate" or "correct," retroactive price adjustments could be required for any of the Company's Qualifying Facilities in California whose payments are tied to SRAC pricing, including the Mammoth and Ormesa projects. Currently it is not possible to predict the final outcome of such proceeding; however, any retroactive price adjustments required to be made in relation to any of the Company's projects may require such projects to make refund payments or charge less for future sales, which could materially and adversely affect the business, financial condition, future results and cash flow of the Company.

Steamboat Geothermal LLC ("SG") is a defendant in litigation relating to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and the Company believes that any outcome will not have a material impact on the Company's results of operations.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison Company ("SCE") has challenged the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project for auxiliary purposes. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE's estimation, the amount under dispute is approximately $2.5 million. Management is in early discussions with SCE and does not believe that the resolution will materially affect the Company's financial results.

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

Certain of the Company's projects are subject to contested Federal Energy Regulatory Commission ("FERC") rulings whereby an adverse outcome could result in the refunding of a portion of previously recognized revenues to customers and/or a reduction in future revenues from those projects. The outcome of these matters cannot be predicted at this time.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the "Management Discussion and Analysis of Financial Conditions of Results of Operations — Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2004 as well as those set forth in our press releases, reports and other filings made with Securities and Exchange Commission.

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

During the three and six-month periods ended June 30, 2005, our total revenues generated by our wholly-owned power plants were $14.1 million and $28.4 million, respectively. In addition, our 50% share in the Mammoth project's revenues in these periods was $1.9 million and $3.9 million, respectively.

During the three and six-month periods ended June 30, 2005, our projects generated 227,513 MWh and 481,977 MWh, respectively, which include our 50% share in the Mammoth project.

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

On March 16, 2005, we completed an offering to exchange $1,000 principal amount of our Senior Secured Notes that were registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of our then outstanding Senior Secured Notes that were issued on February 13, 2004 in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended. As of June 30, 2005, there were $186.5 million in aggregate principal amount of Senior Secured Notes outstanding.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation due to increasing gas prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards and such as the production tax credit bill, that allow owners of geothermal power plants to claim credits on electricity sold during the first five or 10 years after a project achieves commercial operation, depending on when the project is put into service. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards and the production tax credit as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	We expect to continue to generate all of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	The enactment of the Dominici-Boston Energy Policy Act of 2005, which authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to enter into new contracts to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of the contracts (a Steamboat 1 contract with Sierra Pacific Power Co., expiring in 2006) are long-term.

•	The viability of the geothermal resources utilized by our power plants depends on various
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

•	The United States extended a tax subsidy and increased the amount for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a "production tax credit" of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a "window period" that runs from October 23, 2004 through December 31, 2007. (The window had been scheduled to close at the end of this year, but the new act extended it.) Credit may be claimed for five years on the output from new geothermal power plants put into service during the first part of the window period, from October 23, 2004 to August 8, 2005. Such plants put into service during the remaining of the "window period" qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any new projects that might be put into service during this window period, must choose between this production tax credit and a 10% investment tax credit. The power purchase agreements in connection with our projects allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

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

The principal project expenses under the operations and maintenance agreement include:

•	For each project other than the Mammoth project, a fixed monthly fee, subject to adjustments based on the Consumer Price Index, Urban Consumers-West based on January 1 of each year, which covers all costs associated with staffing, administration, ordinary maintenance and certain incidental costs at each plant and routine replacement of parts and consumables (other than for the wells).

•	For each project other than the Mammoth project, actual cost and expenses plus a 10% mark-up for certain "extraordinary operation expenses". These extraordinary operation expenses include all major corrective maintenance work, any modifications, additions, or deletions to the projects' equipment, any cost incurred as a result of any change in law, authorizations, power purchase agreements, plant connection agreement or in exercise of emergency management powers, any cost incurred by Ormat Nevada with respect to our environmental responsibilities, and work in connection with the geothermal fields and wells described in the operations and maintenance agreement.

•	Payments to government agencies and private parties for the use of geothermal resources and site leases where plants are situated are recorded as a component of cost of revenues. For the three and six-month periods ended June 30, 2005, such expenses were approximately 1% of revenues.

•	Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of cost of revenues and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three and six- month periods ended June 30, 2005, royalties were approximately 3.1% and 2.9% of revenues, respectively.

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

Marketable Securities

We invest our excess cash in marketable securities, which consist of debt securities (preferred auction rated securities), and account for such securities in accordance with Statement of Financial

Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluate such classification at each balance sheet date. At June 30, 2005, all of our investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value upon the quoted market prices of such securities at quarter end. Net unrealized gains or losses on marketable securities classified as available-for-sale are reported as a component of accumulated other comprehensive income in stockholder's equity. Net realized gains or losses on trading securities are reported in interest income.

New Accounting Pronouncements

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non monetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for us). Early application of SFAS No. 153 is permitted. The provisions of SFAS No.153 shall be applied prospectively. We do not expect SFAS No.153 to have a material impact on our results of operations and financial position in future periods.

Accounting for Conditional Retirement Obligations

In March of 2005, FASB issued FASB Interpretation No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143 ("FIN No. 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN No. 47 is encouraged. We not expect FIN No. 47 to have a material impact on our results of operations and financial position in future periods.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). We do not expect SFAS No. 154 to have a material impact on our results of operations and financial position in future periods.

Results of Operations

Our unaudited historical operating results in dollars and as a percentage of total revenues are presented in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Statements of Operations Historical Data:
Revenues:
Energy and Capacity	$11,539	$12,035	$22,612	$22,717
Lease portion of energy and capacity	2,607	2,543	5,768	4,171
Total revenues	14,146	14,578	28,380	26,888
Cost of revenues:
Energy and Capacity	11,555	9,819	20,027	16,945
Lease portion of energy and capacity	1,196	1,215	2,433	1,863
Total cost of revenues	12,751	11,034	22,460	18,808
Gross margin	1,395	3,544	5,920	8,080
General and administrative expenses	374	157	888	596
Operating Income	1,021	3,387	5,032	7,484
Other income (expense):
Interest income	200	42	337	65
Interest expense	(4,061)	(4,648)	(8,229)	(7,781)
Other non-operating income	—	101		101
Loss before income taxes and equity in income of investee	(2,840)	(1,118)	(2,860)	(131)
Income tax benefit	1,080	429	1,088	51
Equity in income of investee	465	346	918	735
Net income (loss)	$(1,295)	$(343)	$(854)	$655

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statements of Operations Percentage Data:
Revenues:
Energy and Capacity	81.6%	82.6%	79.7%	84.5%
Lease portion of energy and capacity	18.4	17.4	20.3	15.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Energy and Capacity	100.1	81.6	88.6	74.6
Lease portion of energy and capacity	45.9	47.8	42.2	44.7
Total cost of revenues	90.1	75.7	79.1	69.9
Gross margin	9.9	24.3	20.9	30.1
General and administrative expenses	2.7	1.1	3.1	2.3
Operating Income	7.2	23.2	17.7	27.8
Other income (expense):
Interest income	1.4	0.3	1.2	0.2
Interest expense	(28.7)	(31.9)	(29.0)	(28.9)
Other non-operating income	0.0	0.7	0.0	0.4
Loss before income taxes and equity in income of investee	(20.1)	(7.7)	(10.1)	(0.5)
Income tax benefit	7.6	2.9	3.8	0.2
Equity in income of investee	3.3	2.4	3.3	2.7
Net income (loss)	(9.2)%	(2.4)%	(3.0)%	2.4%

Comparison of the Three Months Ended June 30, 2005 and the Three Months Ended June 30, 2004.

Total Revenues

Total revenues for the three months ended June 30, 2005 were $14.2 million, which represented a 3.0% or $0.4 million decrease over total revenues of $14.6 million for the three months ended June 30, 2004. The decrease was principally due to the Ormesa project, whose revenues for the three months ended June 30, 2005, amounted to $7.2 million, as compared with $8.0 million for the three months ended June 30, 2004, due to a lower availability of the project's well field as described under "Total Cost of Revenues". Such decrease was offset, partially, by an increase in the Brady project's revenues as a result of higher energy rates and additional revenues from the sale of the project's renewable energy credits.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2005 was $12.8 million, which represented a 15.6% increase over total cost of revenues of $11.0 million for the three months ended June 30, 2004. The increase was principally due to a significant increase in the geothermal field costs within the Ormesa project due to a higher-than-average rate of failure of production pumps and wells. This failure required us to replace a relatively large number of pumps during the quarter and to abandon one production well.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 were $0.4 million compared to $0.2 million for the three months ended June 30, 2004. Such increase of $0.2 million is principally due to an increase in professional services fees as a result of our new compliance obligations following the filing of a Registration Statement on Form S-4.

Interest Expense

Interest expense for the three months ended June 30, 2005 was $ 4.1 million, compared to $4.6 million for the three months ended June 30, 2004. The decrease was primarily due to: (i) a decrease in interest expense on the Ormesa loan as a result of repayment on December 31, 2004 which resulted in no interest expense for that item for the three months ended June 30, 2005, compared to $0.4 million for the three months ended June 30, 2004, and (ii) a decrease in interest expense as a result of capitalization of interest expenses of the Galena project in the amount of $0.2 million.

Income Taxes

Income tax benefit for the three months ended June 30, 2005 was $1.1 million as compared with income tax benefit of $0.4 million for the three months ended June 30, 2004. The effective tax rates for each of the three months ended June 30, 2005 and 2004 were 38%.

Equity in Income of Investee

Equity in income of investee was $0.5 million for the three months ended June 30, 2005 as compared with $0.4 million for the three months ended June 30, 2004, representing our 50% ownership interest in the income of Mammoth-Pacific L.P.

Net Loss

Net loss was $1.3 million for the three months ended June 30, 2005 compared with net loss of $0.4 million for the three months ended June 30, 2004. The net increase of $0.9 million in net loss was primarily as a result of the following: (i) a decrease of $2.3 million in operating income resulting, primarily, from the lower gross margins, (ii) a decrease of $0.6 million in net interest expenses, (iii) an increase of $0.7 million in income tax benefit resulting from the increase in loss before income taxes, and (iv) increase in equity income of investee of $0.1 million.

Comparison of the Six Months Ended June 30, 2005 and the Six Months Ended June 30, 2004.

Total Revenues

Total revenues for the six months ended June 30, 2005 were $28.4 million, which represented a 5.6% or $1.5 million increase over total revenues of $26.9 million for the six months ended June 30, 2004. The increase was principally due to the acquisition of the Steamboat 2/3 project on February 11, 2004, whose revenues for the six months ended June 30, 2005 amounted to $9.0 million, as compared with $6.9 million for the six months ended June 30, 2004. The increase was offset by a $1.1 million decrease in the Ormesa project's revenues for the six months ended June 30, 2005, which amounted to $13.3 million, as compared with $14.4 million for the six months ended June 30, 2004. Such decrease was due to a lower availability of the well field in the Ormesa project, as described above.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2005 were $22.5 million, which represented a 19.4% increase over total cost of revenues of $18.8 million for the six months ended June 30, 2004. The increase was principally due to the acquisition of the Steamboat 2/3 project, as cost of revenues for the six months ended June 30, 2005 included $5.5 million of expenses related to Steamboat 2/3 project, while for the six months ended June 30, 2004, $3.8 million from the Steamboat 2/3 project were included. The remaining $2.0 million increase in cost of revenues for the six months ended June 30, 2005 was mainly due to additional costs relating to field maintenance in the Ormesa project. Gross margins were 20.9% for the six months ended June 30, 2005 compared to 30.1% for the six months ended June 30, 2004. Such decrease was principally due to a significant increase in the geothermal field costs within the Ormesa project due to a higher-than-average rate of failure of production pumps and wells. This failure required us to replace a relatively large number of pumps during the first half of 2005 and to abandon one production well. We have also experienced a decrease in the gross margin of the Steamboat 2/3 project, which resulted from the timing of costs incurred in the first quarter of 2005.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2005 were $0.9 million compared to $0.6 million for the six months ended June 30, 2004. The increase of $0.3 million is due to the increased general and administrative activity due to the acquisition of the Steamboat 2/3 project on February 11, 2004 and due to an increase in professional services fees as a result of our new compliance obligations following the filing of a Registration Statement on Form S-4.

Interest Expense

Interest expense for the six months ended June 30, 2005 was $8.2 million, compared to $7.8 million for the six months ended June 30, 2004. The increase was primarily due to a $1.9 million increase in the interest expense on the Senior Secured Notes, which was $7.9 million for the six months ended June 30, 2005 compared to $6.0 million for the period from February 13, 2004 to June 30, 2004, and was offset by: (i) a decrease of $0.4 million in interest expense on the note payable to our parent to $0.2 million for the six months ended June 30, 2005, from $0.6 million for the six months ended June 30, 2004, (ii) a decrease in the interest expense on the Ormesa loan as a result of repayment on December 31, 2004 that resulted in no interest expense for that item for the six months ended June 30, 2005, compared to $0.7 million for the six months ended June 30, 2004, and (iii) a decrease in interest expense as a result of capitalization of interest expenses on the Galena and Brady projects, in the amount of $0.3 million.

Income Taxes

Income tax benefit for the six months ended June 30, 2005 was $1.1 as compared with income tax benefit of $0.1 million for the six months ended June 30, 2004. The effective tax rates for each of the six months ended June 30, 2005 and 2004 were 38%.

Equity in Income of Investee

Equity in income of investee was $0.9 million for the six months ended June 30, 2005 as compared with $0.7 million for the six months ended June 30, 2004, representing our 50% ownership interest in the income of Mammoth-Pacific L.P.

Net Income (Loss)

Net loss was $0.9 million for the six months ended June 30, 2005 compared with net income of $0.6 million for the six months ended June 30, 2004. The net decrease of $1.5 million in net income was, primarily, the result of the following: (i) a decrease of $2.4 million in operating income resulting, primarily, from the lower gross margins, (ii) an increase of $0.2 million in interest income, (iii) a net increase of $0.5 million in net interest expenses, (iv) an increase of $1.0 million in income tax benefit resulting from the increase in loss before income taxes, and (v) an increase of $0.2 million in equity income of investee.

Liquidity and Capital Resources

Our principal sources of liquidity are derived from a combination of internally generated cash and our parent's subordinated loans, supplemented with third party debt.

Our estimated uses of funds are for planned capital expenditures, described below, and for the repayment of the debt services related to the issuance of the Senior Secured Notes.

On December 1, 2003, we entered into a loan agreement with Ormat Nevada pursuant to which we may borrow up to $55 million from time to time. The loan is due in 2021 and is payable only from available cash flow, is subordinated to other debt and has been classified as non-current. Interest accrues on the unpaid principal of the loan amount at a rate per annum equal to the higher of 5% or the applicable Federal rate (4.57% and 4.68% at June 30, 2005 and December 31, 2004, respectively), is added to the principal and is also due in 2021 from available cash flow.

Our third-party debt is composed of project finance debt for the purpose of refinancing projects or for the acquisition of our projects. On February 13, 2004, we issued the Senior Secured Notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project and Mammoth project. On March 16, 2005, we exchanged these unregistered notes for Senior Secured Notes with substantially identical terms that have been registered under the Securities Act of 1933, as amended. As of June 30, 2005, there was $186.5 million of Senior Secured Notes outstanding. The Senior Secured Notes are collateralized by substantially all of our assets and the assets of our subsidiaries and is jointly and severally fully and unconditionally guaranteed by all of our wholly owned subsidiaries. The collateral securing the Senior Secured Notes consists of (with certain exceptions) all of our and our wholly owned subsidiaries' real and personal property, contractual rights, revenues and bank accounts, intercompany notes and insurance policies.

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

Our management believes that the above projects' generated cash will be sufficient to address our liquidity. Additionally, as of June 30, 2005, we had an outstanding balance of $27.5 million from our subordinated loan with Ormat Nevada, out of a total of $55 million, as described above. Therefore, we may borrow, if required, up to $27.5 million from Ormat Nevada in order to address other investment requirements.

Historical Cash Flow

The following table set forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$2,959	$2,699
Net cash used in investing activities	(3,225)	(124,370)
Net cash provided by financing activities	266	129,376

For the Six Months ended June 30, 2005

Net cash provided by operating activities for the six months ended June 30, 2005 was $3.0 million as compared with $2.7 million for the six months ended June 30, 2004. Such increase was primarily due to: (i) a decrease of $1.3 million in accounts payable and accrued expenses (including those payable to Parent) for the six months ended June 30, 2005 as compared to a decrease of $4.0 million for the six months ended June 30, 2004, and (ii) an increase of $0.5 million in depreciation and amortization as a result of the acquisition of Steamboat 2/3 in February 2004. The increase was offset by (i) a decrease of $1.6 million in net income as a result of the decrease of $2.5 million in operating income, and (ii) an increase of $1.0 million in deferred income tax provision.

Net cash used in investing activities for the six months ended June 30, 2005 was $3.2 million as compared with $124.4 million for the six months ended June 30, 2004. Investing activities in the six months ended June 30, 2005 reflect an increase of $4.4 million in restricted cash that will be used for the semi-annual principal and interest payment scheduled for December 30, 2005 related to the Senior Secured Notes, offset by a distribution of $1.0 million from Mammoth Pacific. Investing activities for the six months ended June 30, 2004 reflect the use of funds for the acquisition of the Steamboat 2/3 project for a total of $74.4 million, a deposit payment of $2.3 million for the use of the Meyberg property and a net increase in restricted cash of $47.2 million originated from the proceeds from the issuance of the Senior Secured Notes in February 2004, which were earmarked for capital expenditure and debt service reserve account established pursuant to the terms of our Senior Secured Notes.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.3 million as compared with net cash provided by financing activities for the six months ended June 30, 2004 of $129.4 million. The principal element of the cash flow from financing activities for the six months ended June 30, 2005 was the net $3.7 million proceeds from a long-term subordinated loan from Ormat Nevada compared to net repayment of $51.1 million for the six months ended June 30, 2004 and a repayment of $3.0 million of the Senior Secured Notes. The cash flow from financing activities in the six months ended June 30, 2004 also includes the issuance of the Senior Secured Notes amounting to $190 million, less debt issuance costs of $8.9 million.

Capital Expenditures

Our capital expenditures primarily relate to the enhancement of existing power plants and the construction of new power plants.

Mammoth Project.    We commenced drilling activities at the Mammoth project under an approximately $8.3 million enhancement program ($4.15 million to be funded by us), which we believe will result in an increase in the output of the project by 4 MW. Such enhancement program is expected to be completed in 2006. A substantial portion of the funds required for such enhancement have been earmarked from the project's fund by us and our partners in such program.

Ormesa Project.    In connection with the Ormesa project, we have drilled two additional wells, plan to add additional Ormat Energy Converter ("OEC") units and replace existing units in order to increase the output of the project by an estimated 10 MW. We estimate that the costs of such enhancements shall be up to $40.3 million and will be funded by us from internally generated cash or other available corporate resources. As of June 30, 2005, approximately $4.3 million in costs had been incurred related to the enhancement program. On May 6, 2005, we completed negotiations and we expect to enter into definitive agreement in the coming few weeks for a new 25-year power purchase agreement with SCPPA for the purchase of 10 MW of energy for a fixed price $57.50/MWh, which will escalate annually at a rate of 1.5%. Delivery of energy under this power purchase agreement is expected to begin in the fourth quarter of 2006.

Galena Project.    We commenced construction of the Galena project during the third quarter of 2004, began site construction in the first quarter of 2005 and expect that the construction will be complete and that the Galena project will achieve commercial operations in the fourth quarter of 2005. Construction costs of $26.1 million are being funded from the proceeds of the offering of the Senior Secured Notes, $8.9 million of which are currently deposited in an escrow account, and will be released in accordance with the progress of the construction phase for such enhancement. Additional costs of construction in the amount of $2.0 million will be funded out of available cash flow. As of June 30, 2005, approximately $16.7 million in costs had been incurred related to the Galena project. Based on the final design of the project, we plan to increase the entire steamboat complex's output by a total increase of 13 MW.

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

Off-Balance Sheet Arrangements

On June 30, 2004, Ormat Nevada entered into a Letter of Credit Agreement with Hudson United Bank pursuant to which Hudson United Bank agreed to issue one or more letters of credit in the aggregate amount of $15 million, and expiring on June 30, 2007, which shall be extended for successive one-year periods unless notice is provided by either Ormat Nevada or the bank not to extend such expiration date. At December 31, 2004, letters of credit amounting to $10.8 million were issued and outstanding under this agreement, which were used to replace cash on deposit as reserve funds that were held as a pledge against the Senior Secured Notes. As of June 30, 2005, such letters of credit have not been renewed by the Parent.

Concentration of Credit Risk

Our credit risk is currently concentrated with two major customers, Sierra Pacific Power Company and Southern California Edison Company.

Southern California Edison Company accounted for 51% and 47% of our revenues for the three and six-month periods ended June 30, 2005 compared to 55% and 53% of our revenues for the three and six-month periods ended June 30, 2004. Southern California Edison Company is also the sole purchase agreement counterparty and revenue source for the Mammoth project. Based on publicly available information, Southern California Edison Company's issuer rating is BBB+ (stable outlook) by S&P and Baa1 (stable outlook) by Moody's.

Sierra Pacific Power Company accounted for 49 % and 53% of our revenues for the three and six-month periods ended June 30, 2005 compared to 45% and 47% of our revenues for the three and six-month periods ended June 30, 2004. Based on publicly available information, Sierra Pacific Power Company's issuer rating is B+ (negative outlook) by S&P and B1 (stable outlook) by Moody's.

If Sierra Pacific Power Company or Southern California Edison Company fail to make payments under their power purchase agreements with us, such failure would have a material adverse impact on our financial condition and results of operations.

Risk Factors

A comprehensive discussion of our risk factors is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Part I, Item 3 is included in Part I, Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Exposure to Market Risk".

ITEM 4.	CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of June 30, 2005, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first six months of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first six months of fiscal year 2005, there were no material developments in any legal proceedings to which we are a party from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2004.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of fiscal year 2005.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit Number	Description
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements
10.1.1	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.2	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.29	IID - Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.+
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.++
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10	General

Exhibit Number	Description
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
13.1	Form 10-K for the year ended December 31, 2004, incorporated by reference to Ormat Funding Corporation Annual Report on Form 10-K (File No. 333-121655) to the Securities and Exchange Commissions on March 29, 2005.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

* Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Regulation Statements on Form S-4 (File No. 333-121655).

† We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit has been described in Exhibit 99.1.

†† We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit has been described in Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT FUNDING CORP.
Date: August 11, 2005	By:	/s/ CONNIE STECHMAN
Name: Connie Stechman Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements
10.1.1	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.2	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements

Exhibit Number	Description
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.29	IID - Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.†
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.††
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*

Exhibit Number	Description
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10	General
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
13.1	Form 10-K for the year ended December 31, 2004, incorporated by reference to Ormat Funding Corporation Annual Report on Form 10-K (File No. 333-121655) to the Securities and Exchange Commissions on March 29, 2005.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

* Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Regulation Statements on Form S-4 (File No. 333-121655).

† We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit has been described in Exhibit 99.1.

†† We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit has been described in Exhibit 99.2.