Form 10-K
period 2005-12-31
Ormat Funding Corp.
filed 2006-03-27
CIK 1312500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (775) 356-9029

Securities to be registered pursuant to Section 12(b) of the Act:    None
Securities to be registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of the last day of the second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

As of March 1, 2006, the registrant had 500 shares of its common stock, $1.00 par value, outstanding (all shares held by an affiliate of the registrant).

Documents Incorporated by Reference: None

Ormat Funding Corp. is an indirect wholly owned subsidiary of Ormat Technologies, Inc. and meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

ORMAT FUNDING CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

Cautionary Note Regarding Forward-Looking Statements

This annual report includes ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words ‘‘may’’, ‘‘will’’, ‘‘could’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘predicts’’, ‘‘projects’’, ‘‘potential’’, or ‘‘contemplate’’ or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’, ‘‘Risk Factors’’ contained in Part I, Item 1A of this annual report and the ‘‘Notes to Financial Statements’’ contained in Part II, Item 8 of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations and risks discussed in this annual report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy, changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the area in which we operate.

PART I

ITEM 1.	BUSINESS

Certain Definitions

Unless the context otherwise requires, all references in this annual report to ‘‘Ormat Funding’’ refer to Ormat Funding Corp. and not to any of its subsidiaries or affiliates; ‘‘Ormat’’, ‘‘we’’, ‘‘our’’, ‘‘ours’’ and ‘‘us’’ refer to Ormat Funding and its subsidiaries on a consolidated basis; ‘‘Ormat Nevada’’ refers to Ormat Nevada Inc., our direct parent company; ‘‘Ormat Technologies’’ and ‘‘OTec’’ refers to Ormat Technologies, Inc., the parent company of Ormat Nevada; and ‘‘Ormat Industries’’ refers to Ormat Industries Ltd., our ultimate parent company. Unless the context otherwise requires, ‘‘plants’’ refers to the various power generating plants owned and/or operated by our subsidiaries or the entities in which they hold equity interests, and ‘‘units’’ refers to particular power generating units at those plants. We refer to a group of plants and the geothermal resource associated with them in a certain geographic area as a ‘‘project.’’ The ‘‘Senior Secured Notes’’ refers to our 8 ¼% Senior Secured Notes due 2020 that were issued in February 2004.

Overview of Ormat Funding

Ormat Funding was formed in December 2001 to develop, construct, own, and acquire through certain direct and indirect subsidiaries geothermal power projects in the United States. As of December 31, 2005, we wholly owned four geothermal power projects with 114 megawatts (‘‘MW’’) of generating capacity, and we own a 50% interest in a fifth geothermal power project with an additional 25 MW of generating capacity.

Company Contact and Sources of Information

We file annual, quarterly reports and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may obtain and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information statements, as well as other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible via the Internet at that website.

Our reports on Form 10-K and 10-Q and amendments to those reports are available at our website www.ormatfunding.com for downloading, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. The content of our website, however, is not part of this annual report.

You may request a copy of our SEC filings, as well as the foregoing corporate documents at no cost to you, by writing to the Company address appearing in this annual report or by calling us at (775) 356-9029.

Overview of Our Parent Companies

We are wholly owned by Ormat Nevada, which is engaged in the ownership, development, construction and operation of geothermal power plants in the United States. Ormat Nevada operates and maintains each of our projects pursuant to an operations and maintenance agreement with each of the project companies. In December 2003 and January 2004, Ormat Nevada and its affiliates purchased for $252.5 million all of the geothermal assets of Covanta Energy Corporation and related assets, which consisted of the Heber plant and SIGC plant in Imperial County, California and a 50% interest in the Mammoth project. Based on publicly available industry data, Ormat Nevada owns and operates 251 MW of generating capacity located in the western United States. Ormat Nevada and all of its subsidiaries are United States companies. Ormat Nevada is a wholly owned subsidiary of Ormat Technologies, or ‘‘OTec’’, which in turn is a subsidiary of Ormat Industries.

Ormat Industries, which is based in Israel, is an international company whose predecessor, Ormat Turbines Ltd., was founded in 1965 by Lucien and Yehudit Bronicki for the principal purpose of developing equipment for the production of clean, renewable energy. Lucien and Yehudit Bronicki, through Bronicki Investments Ltd. continue to control approximately 29.79 % of the outstanding shares of Ormat Industries. Ormat Industries and its subsidiaries have developed geothermal power plants, remote power units, industrial recovered energy systems and solar energy plants worldwide. At December 31, 2005, Ormat Industries and its subsidiaries had 733 employees worldwide. Ormat Industries is listed on the Tel Aviv Stock Exchange under the symbol ‘‘ORMT’’. Ormat Industries and its subsidiaries have supplied, developed, constructed or rehabilitated gross installed capacity of nearly 800 MW of geothermal power plants including recovered energy power plants in 22 countries. Ormat Industries’ geothermal power plants range in size from 300 kW to over 130 MW and employ binary, flash steam, dry steam and steam/brine combined cycle technologies.

Ormat Industries formed OTec in 1994 for the purpose of investing and holding ownership interests in power plants owned by OTec and third parties. OTec provides us with various accounting, legal, financial, developmental, operational, management and other services and assistance of the type customarily furnished by a parent corporation to its consolidated subsidiaries. OTec is reimbursed indirectly by us, through payments to Ormat Nevada under the operations and maintenance agreements for costs and expenses incurred by us and our subsidiaries in connection with the provision of such services. Effective as of July 1, 2004, Ormat Industries sold to OTec its business relating to the manufacturing and sale of energy-related services, which is based in Israel. As a result of this sale, OTec now holds all of Ormat Industries’ power generation and products business. On November 16, 2004, OTec sold 7,187,500 shares of its common stock, par value $0.001 per share, in an initial public offering. The common shares are traded on the New York Stock Exchange under the symbol ‘‘ORA’’.

Ormat Nevada and Ormat Funding have available to them the extensive experience of Ormat Technologies in the development and operation of power projects. The key members of our senior management and engineers of Ormat Nevada and OTec have extensive experience developing and operating technologies and power projects and an average of over 20 years of power industry experience.

Corporate Structure

*	The remaining 22.8% of the common stock of OTec was sold to the public pursuant to an initial public offering in November 2004.

**	Constellation Energy Group is not an affiliate of ours and holds its 50% interest through certain of its subsidiaries.

Geothermal Energy

General

All of our projects produce electricity from geothermal energy. Geothermal energy is a clean, renewable and generally sustainable energy source that, because it does not utilize combustion in the production of electricity, releases significantly lower levels of emissions, principally steam, than those that result from energy generation based on the burning of fossil fuels. Geothermal energy is derived from the natural heat of the earth when water comes sufficiently close to hot molten rock to heat the water to temperatures of 300 degrees Fahrenheit or more. The heated water then ascends toward the surface of the earth where, if geological conditions are suitable for its commercial extraction, it can be extracted by drilling geothermal wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells, which are drilled using established technology that is in some respects similar to that employed in the oil and gas industry. Geothermal production wells are normally located within approximately one to two miles of the power plant as geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. The geothermal reservoir is a renewable source of energy if natural ground water sources and reinjection of extracted geothermal fluids are adequate over the long term to replenish the geothermal reservoir following the withdrawal of geothermal fluids and if the wellfield is properly operated. Geothermal energy projects typically have higher capital costs (primarily as a result of the costs attributable to wellfield development) but tend to have significantly lower variable operating costs, principally consisting of maintenance expenditures, than fossil fuel-fired power plants that require ongoing fuel expenses.

Each of the areas in which the projects are located has been designated as a Known Geothermal Resource Area, which we refer to as a ‘‘KGRA,’’ by the BLM pursuant to the Geothermal Steam Act of 1970. Areas are designated as KGRAs when the BLM determines that a commercially viable geothermal resource is likely to exist. There are over 100 KGRAs in the United States, which are predominantly located in the western states in tectonically active regions.

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

Flash Design System

In a plant using flash design, geothermal fluid is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to flash tanks and/or separators. There, the steam is separated from the brine and is sent to a demister in the plant, where any remaining water droplets are removed. This produces a stream of dry saturated steam, which drives a turbine generator to produce electricity. In some cases, the brine at the outlet of the separator is flashed a second time (dual flash), providing additional steam at lower pressure used in the low pressure section of the steam turbine to produce additional electricity. Steam exhausted from the steam turbine is condensed in a surface or direct contact condenser cooled by cold water from a cooling tower. The non-condensable gases (such as carbon dioxide) are removed through the removal system in order to optimize the performance of the steam turbines. The condensate is used to provide make-up water for the cooling tower. The hot brine remaining after separation of steam is injected back into the geothermal resource through a series of injection wells. The flash technology is depicted in the graphic below.

In some instances, the wells directly produce dry steam (the flashing occurring under ground). In such cases, the steam is fed directly to the steam turbine and the rest of the system is similar to the flash power plant described above.

Operating Strategy

We seek to maximize the cash flow from each of our projects through active management of the projects’ cost structure and prudent use of the geothermal resources that power the projects. In particular, we intend to:

•	Increase project efficiency by carefully maintaining our existing plants and geothermal resources and enhancing projects after careful cost/benefit analysis. For example, we and our partner in the Mammoth project, Constellation Energy Group, completed drilling activities, which we believe will result in an increase in the output of the project by 4 MW.

•	Realize cost savings by leveraging the experience of our parent company, Ormat Nevada. We believe that we will benefit from Ormat Nevada’s improved bargaining power with third party suppliers as it continues to own and operate a growing number of projects beyond ours.

Our Projects

Projects in Operation

The tables below summarize key information relating to our projects that are in operation, under construction and/or subject to enhancement:

Project	Location	Ownership	Commercial Operation Date	Generating Capacity in MW (1)	Power Purchaser	Contract Expiration
Ormesa	East Mesa, California	100%	1986 / 1987	47 MW	Southern California Edison	2017 / 2018
Steamboat Complex	Steamboat, Nevada	100%	1986/1988/ 1992/2006	47 MW	Sierra Pacific Power Company	2006/2018/ 2022/2026
Mammoth	Mammoth Lakes, California	50%	1984 / 1990	25 MW	Southern California Edison	2014 / 2020
Brady	Churchill County, Nevada	100%	1985 / 1992	20 MW	Sierra Pacific Power Company	2022

Projects under Enhancement and Construction

Project	Location	Ownership	Commercial Operation Date	Net Generating Capacity	Power Purchaser	Contract Expiration
Mammoth(2)	Mammoth Lakes, California	50%	2006	4 MW(3)	Southern California Edison	2014 / 2020
Ormesa	East Mesa, California	100%	2006	10 MW(4)	N/A	N/A

(1)	References to generating capacity refer to the gross capacity less auxiliary power of our projects. We derive the generating capacity figures from available historical operational data of our operating projects. In the case of projects under construction or enhancement, references to generating capacity refer to the amount of gross capacity less auxiliary power that we expect will be available for completion of such construction or enhancement, based on detailed geothermal reservoir and plant, technical and engineering modeling and testing. This column represents the generating capacity of the project, not our net ownership in such generating capacity.

(2)	We completed the drilling activities. The well will be connected to the plant at some point during 2006, depending on weather conditions.

(3)	We expect that the enhancement will increase the total output of the project by 4 MW.

(4)	We expect to sell an additional 10 MW from the Ormesa project. We are currently negotiating with Southern California Edison Company for the sale of this additional output.

All of our revenues are derived from fully-contracted energy and/or capacity payments under long-term power purchase agreements with two utility companies. For the year ended December 31, 2005, we generated 49% of our revenues from Southern California Edison and 51% of our revenues from Sierra Pacific Power Company

Qualifying Facility.    Our projects are ‘‘Qualifying Facilities’’ under the Public Utility Regulatory Policies Act of 1978, as amended, which we refer to as PURPA, and are eligible for regulatory exemptions from most provisions of the Federal Power Act, which we refer to as FPA, certain state laws and regulations.

Operations, Maintenance and Administrative Services.    Ormat Nevada provides operations and maintenance services and administrative services for all our projects pursuant to operations and maintenance agreements between each of the owners of the projects and Ormat Nevada. These services include operations and maintenance of the plants, wells and gathering systems, obtaining parts and supplies, preparing reports for third parties, enforcing all warranties and claims and maintaining compliance with permits, licensing and insurance standards. In connection with the operations and maintenance agreements, we paid Ormat Nevada $33.0 million in the year ended December 31, 2005.

The Steamboat Complex

Steamboat 1/1A Project

General.    ORNI 7 LLC (‘‘ORNI 7’’) acquired 100% of the Steamboat 1/1A project on June 30, 2003. The Steamboat 1/1A project is located in Steamboat Hills, Washoe County, Nevada, approximately nine miles south of Reno, Nevada. The Steamboat 1 plant commenced commercial operations in 1986 and the Steamboat 1A plant commenced commercial operations in 1988. The Steamboat 1/1A project has currently a generating capacity of 5 MW, which will be reduced to 2 MW during 2006 and we do not anticipate any material financial impact as a result of such reduction. The project had availability factor of 99.6% for the year ended December 31, 2005.

Project Ownership.    We own all of the ownership interests in ORNI 7, which owns all of the ownership interests of Steamboat Geothermal. Steamboat Geothermal owns 100% of the Steamboat 1/1A project. The project was refinanced with the proceeds from the issuance of our Senior Secured Notes. The Senior Secured Notes are collateralized by all of the assets of the Steamboat 1/1A project (and any and all proceeds arising therefrom) and Steamboat Geothermal LLC has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

Production Process.    The Steamboat 1/1A project utilizes a binary system.

Sale of Power.    The Steamboat 1/1A project sells its net electrical output to Sierra Pacific Power Company under two separate power purchase agreements. These power purchase agreements are similar to each other. The power purchase agreement with respect to the Steamboat 1 plant expires in 2006 unless the parties agree to any extensions. The power purchase agreement with respect to the Steamboat 1A plant expires in 2018 unless the parties agree to any extensions. We currently receive rates under both power purchase agreements based on the monthly average of the California-Oregon border power market pricing, which is Sierra Pacific Power Company’s adopted short-run avoided cost basis.

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

Geothermal Resources.    Steamboat Geothermal controls certain rights to geothermal fluids in the Steamboat KGRA through a geothermal lease with Sierra Pacific Power Company. In general, the term of the geothermal resource lease with Sierra Pacific Power Company will continue in effect as long as power is being produced from the leasehold and royalties are being paid. We believe that the Steamboat 1/1A project has rights to all of the geothermal resources necessary to operate the Steamboat 1/1A project.

Qualifying Facility.    The Steamboat 1/1A project is a Qualifying Facility and is eligible for regulatory exemptions from most provisions of the FPA, certain state laws and regulations.

Burdette Project (formerly Galena).

General.    The Burdette Project is located in Steamboat, Washoe County. We used approximately $25.8 million of the proceeds from the sale of our Senior Secured Notes to build this facility. Additional costs of construction in the amount of $4.3 million were funded out of available cash flow. This construction allowed the Burdette project to obtain generating capacity of a 21 MW and increase the total output of the Steamboat complex by 13 MW.

Project Ownership.    We own all of the ownership interests in ORNI 7, which owns 100% of the Burdette project. The Senior Secured Notes are collateralized by all of the assets of the Burdette project (and any and all proceeds arising therefrom) and ORNI 7 has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

Production Process.    The Burdette project uses a binary system similar to that used at the Steamboat 1A project.

Sale of Power.    The project sells its electricity output and transfers its renewable energy credit to Sierra Pacific Power Company pursuant to a power purchase agreement entered into on June 29, 2004 and approved by the Public Utilities Commission of Nevada on October 14, 2004, which has a 20-year term commencing on the January 1 following the commercial operation date, which was announced on February 28, 2006. We will receive energy payments under this power purchase agreement. The price ORNI 7 will receive under the agreement for power produced is $0.052/kWh with annual escalation equal to 1%.

Transmission.    Power is delivered to Sierra Pacific Power Company at the Burdette project.

Operations, Maintenance and Administrative Services.    Ormat Nevada provides operations and maintenance services and administrative services for the Burdette project pursuant to an operations and maintenance agreement for the Steamboat complex (see operation and maintenance agreement of Steamboat 2 and 3).

Geothermal Resources.    The power plant utilize geothermal resource in the Steamboat KGRA through a lease and a sublease of geothermal rights. We believe that the Burdette project has all of the geothermal resources necessary to operate the power plant as currently planned.

Qualifying Facility.    The Burdette project is a Qualifying Facility and is eligible for the regulatory exemptions from most provisions of the FPA, certain state laws and regulations.

Steamboat 2/3 Project

General.    The Steamboat 2/3 project is located in Steamboat Hills, Washoe County, Nevada, approximately nine miles south of Reno, Nevada and near the Steamboat 1/1A project. The Steamboat 2/3 project is comprised of two plants and commenced commercial operations in 1992. The Steamboat 2/3 project utilizes a binary system and has a generating capacity of 24 MW and an availability factor of 99.5% for the year ended December 31, 2005.

Project Ownership.    We own all of the ownership interests in ORNI 7, which owns all of the ownership interests of Steamboat Development. Steamboat Development owns 100% of the Steamboat 2/3 project. The project was acquired in February 2004 using internally generated cash and proceeds from the issuance of our Senior Secured Notes. The Senior Secured Notes are collateralized by all of the assets of the Steamboat 2/3 project (and any and all proceeds arising therefrom) and Steamboat Development has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

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

Qualifying Facility.    The Steamboat 2/3 project is a Qualifying Facility and is eligible for the regulatory exemptions from most provisions of the FPA, certain state laws and regulations.

The Mammoth Project

General.    Ormat Nevada acquired a 50% interest in the Mammoth project on December 18, 2003 and transferred its interest in the project to us on January 30, 2004. The Mammoth project is located in Mammoth Lakes, Mono County, California. The Mammoth project is comprised of three plants, G1, G2 and G3. The G1 plant commenced commercial operations in 1985 and the G2 and G3 plants commenced commercial operations in 1990. The Mammoth project utilizes a binary system and has a generating capacity of 25 MW and an availability factor of 99.8% for the year ended December 31, 2005.

Project Ownership.    We own all of the ownership interests in OrMammoth Inc. (OrMamoth). OrMammoth owns a 49% general partnership interest and a 1% limited partnership interest in Mammoth-Pacific, L.P. The remaining 50% partnership interest in Mammoth-Pacific, L.P. is owned by subsidiaries of Constellation Energy Group, a publicly traded energy company. Mammoth-Pacific, L.P. owns 100% of the Mammoth project. Our ownership interest in the project was refinanced with the proceeds from the issuance of our Senior Secured Notes. The Senior Secured Notes are collateralized by a pledge of our 50% ownership interest in Mammoth-Pacific, L.P. and OrMammoth has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

Production Process.    The Mammoth project uses a binary system similar to that used at the Steamboat 2/3 project.

Sale of Power.    The Mammoth project sells its net electrical output to Southern California Edison under three separate power purchase agreements. These power purchase agreements are similar to each other. The power purchase agreement with respect to the G1 plant expires in February 2015 and the power purchase agreements with respect to the G2 plant and the G3 plant expire in December 2020. Mammoth-Pacific, L.P. receives a fixed energy payment of $0.0537/kWh through April 2007, and thereafter an energy payment based on Southern California Edison’s short-run avoided cost, which we refer to as ‘‘SRAC’’. Mammoth-Pacific, L.P. also receives capacity payments under the power purchase agreements. The G3 plant power purchase agreement further provides for a bonus when the plant capacity factor exceeds 80%.

Transmission.    Electric power from the Mammoth project is delivered to Southern California Edison’s Casa Diablo substation located in Bishop, California via a half mile, 33kV line owned, operated and maintained by Southern California Edison.

Operations, Maintenance and Administrative Services.    Operating and maintenance services for the Mammoth project are provided by Ormat Nevada under a plant operating services agreement.

Geothermal Resources.    Mammoth-Pacific, L.P. controls certain rights to geothermal fluids in the Mammoth Lakes KGRA through certain leases with the BLM and Magma Power Company. Mammoth-Pacific, L.P. has entered into long-term agreements with the BLM, Magma Power Company and other third parties to obtain the necessary surface rights and geothermal resource rights necessary to operate the Mammoth project. Mammoth-Pacific, L.P. completed a $8.3 million enhancement program of the Mammoth project consisting primarily of drilling activities, which we believe will result in an increase in the output of the project by 4 MW. The new well will be connected to the plant at some point during 2006, depending on weather conditions.

Qualifying Facility.    The Mammoth project is a Qualifying Facility and is eligible for the regulatory exemptions from most provisions of the FPA, certain state laws and regulations.

The Ormesa Project

General.    We acquired 100% of the Ormesa project on April 15, 2002. The Ormesa project is located in East Mesa, Imperial County, California, approximately 13 miles north of the Mexican border. The Ormesa project is comprised of six plants, OG I, OG IE, OG IH, OG II, GEM 2 and GEM 3. The various OG I plants commenced commercial operations in 1987-1989 and the OG II plant commenced commercial operations in 1988. GEM 2 and GEM 3 commenced commercial operations in April 1989. The OG I plants have a generating capacity of 29 MW and an availability factor of 95.5% for the year ended December 31, 2005. The OG II plant has a generating capacity of 15 MW and an availability factor of 99.6% for the year ended December 31, 2005. The GEM 2 and GEM 3 plants have a generating capacity of 3 MW. Part of the electricity generated by the GEM 2 and GEM 3 plants is sold under an interim agreement (as discussed below) and part of it is used to provide auxiliary power for wellfield operations at the Ormesa project.

Project Ownership.    We own all of the ownership interests of Ormesa, which owns 100% of the Ormesa project. The project was initially refinanced with project finance debt from United Capital and was refinanced again with the proceeds from the issuance of our Senior Secured Notes. The Senior Secured Notes are collateralized by all of the assets of the Ormesa project (and any and all proceeds arising therefrom) and Ormesa has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

Production Process.    The OG I plants and the OG II plant at the Ormesa project use a binary system similar to that used at the Steamboat 1/1A project. The GEM 2 and GEM 3 plants use a flash design.

Sale of Power.    The Ormesa project sells its net electrical output to Southern California Edison under two separate power purchase agreements. These power purchase agreements are similar to each other. The power purchase agreement with respect to the OG I plants expires in October 2017 and the power purchase agreement with respect to the OG II plant expires in March 2018. Ormesa receives a fixed energy payment of $0.0537/kWh through April 30, 2007, and thereafter an energy payment based on Southern California Edison’s SRAC. The capacity payment under the OG I power purchase agreement is $170/kW year for 31.5 MW of capacity. The capacity payment under the OG II power purchase agreement is $184/kW year for 15 MW. Both power purchase agreements provide for a bonus when the capacity factor of the plants exceeds 85%. In certain circumstances, Southern California Edison or its designee has a right of first refusal to acquire the OG I and OG II plants. The

GEM 2 and GEM 3 plants are currently associated with an interim agreement (as discussed below) and part of their power is used to provide auxiliary power for wellfield operations at the Ormesa project.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contends that California ISO real-time prices should apply while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an interim agreement, whereby Southern California Edison will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long term power purchase agreement is expected be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term power purchase agreement are still under way and there is no guarantee that it will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on us.

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

Qualifying Facility.    The Ormesa project is a Qualifying Facility and is eligible for the regulatory exemptions from most provisions of the FPA, certain state laws and regulations.

The Brady Project

General.    Ormat Nevada acquired 100% of the Brady project on June 29, 2001 and transferred its interest in the project to us on July 10, 2002. The Brady project is located in Churchill County, Nevada, approximately 50 miles east of Reno, Nevada, and includes the Brady plant and the Desert Peak 1 plant. The Brady plant commenced commercial operations in 1992 and the Desert Peak 1 plant commenced commercial operations in 1985. The Brady project has a generating capacity of 20 MW and an availability factor of 99.6% for the year ended December 31, 2005. The Desert Peak 1 plant is approximately 4.5 miles southeast of the Brady plant. The Brady project was acquired in June 2001 using internal generated cash and was refinanced with a portion of the proceeds from the sale of our Senior Secured Notes.

Project Ownership.    We own all of the ownership interests in ORNI 1 and ORNI 2. Each of ORNI 1 and ORNI 2 owns 50% of Brady. Brady is a Nevada general partnership that owns 100% of the Brady project, which includes the Brady plant and the Desert Peak 1 plant. The Brady project was acquired in June 2001 using internal generated cash and was refinanced with a portion of the proceeds from the sale of our Senior Secured Notes. The Senior Secured Notes are collateralized by all of the assets of the Brady project (and any and all proceeds arising therefrom) and Brady has, jointly and severally with our other subsidiaries, fully and unconditionally guaranteed our obligations under the Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ for further description of collateralization of the Senior Secured Notes.

Production Process.    The Brady plant has historically used a flash design. In August 2002, an additional 6 MW binary unit was added to the Brady plant to generate additional power from the resource before its reinjection. The Desert Peak 1 plant uses a flash design.

Sale of Power.    The Brady project sells its net electrical output from the Brady plant and Desert Peak 1 plant to Sierra Pacific Power Company under a power purchase agreement that expires in August 2022. The power purchase agreement provides for the sale of energy (up to 188,877,610 kWh per year) and capacity (up to 19.9 MW). Energy payments under the power purchase agreement are based on deliveries during specified winter and summer seasons for on-peak, mid-peak, and off-peak times. Energy rates escalate annually and currently are approximately $.038/kW. Brady receives capacity payments under the power purchase agreement of approximately $220/kW year until August2012 and approximately $99.6/kW year thereafter. The capacity payment is based on the lesser of the monthly capacity values specified in the power purchase agreement and the average peak period capacity.

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

Geothermal Resources.    Brady controls certain rights to geothermal fluids in the Brady Hot Springs KGRA through certain leases with the BLM and certain subleases with a private sublessor. Brady has entered into long-term agreements with the BLM and the private sublessor to obtain the necessary surface rights and a substantial portion of the geothermal resource rights necessary to operate the Brady plant. Brady also leases a production well from ConAgra in exchange for providing geothermal fluids to ConAgra. Brady acquires geothermal resources for the Desert Peak 1 plant pursuant to the fluid supply agreement with Western States, a subsidiary of Ormat Nevada. On June 1, 2004, Brady purchased certain geothermal and mineral interests and surface rights related to real property located at Brady’s Hot Springs from The Burlington Northern and Santa Fe Railway Company. These interests and rights were previously leased by The Burlington Northern and Santa Fe Railway Company to Brady. The purchase of these interests provides us with greater annual cost savings than we realized from leasing the interests and rights to such mineral resources. We believe that Brady has or can obtain the geothermal resources necessary to operate the Brady Project as currently planned.

Qualifying Facility.    The Brady project is a Qualifying Facility and is eligible for the regulatory exemptions from the FPA, certain state laws and regulations, and PUHCA set forth in 18 C.F.R. Section 292, Subpart F.

Customers

To date, all of our net revenues have been attributed to payments from Southern California Edison and Sierra Pacific Power Company under their power purchase agreements. In 2005, Southern California Edison accounted for 49% of our revenues and Sierra Pacific Power Company accounted for 51%. We anticipate that for the foreseeable future Southern California Edison and Sierra Pacific Power Company will provide most of our revenues.

Employees

Neither we nor any of our subsidiaries have any employees. Our sole shareholder, Ormat Nevada, provides operation and maintenance for the projects and had approximately 199 employees as of December 31, 2005. Each of the plants is staffed by Ormat Nevada employees. Ormat Nevada has informed us that its relationship with its employees is good.

Insurance

We will maintain or cause to be maintained business interruption insurance, casualty insurance, including flood and earthquake coverage, and primary and excess liability insurance, as well as customary worker’s compensation (to the extent we hire any employees) and automobile insurance and such other insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas and financed in a similar manner. To the extent any such casualty insurance covers both us and/or our projects, on the one hand, and any other person and/or plants, on the other hand, we will at all times have specifically designated as applicable solely to us and our projects ‘‘all risk’’ property insurance coverage in an amount based upon the estimated full replacement value of our projects (provided that earthquake and flood coverages may be subject to an annual aggregate limit not less than $5.0 million with respect to flood and $10.0 million with respect to earthquake on an annual aggregate basis) and business interruption insurance in an amount of not less than the maximum fixed expenses projected over any four month period during the next twelve months (including, without limitation, debt service expenses). We are prohibited by the indenture governing our Senior Secured Notes from reducing or changing such insurance coverages if an independent insurance consultant determines that such reduction or change would not be reasonable under the circumstances and the insurance coverages sought to be reduced or changed are available on commercially reasonable terms or that another level of coverage greater than that proposed by us is available on commercially reasonable terms (in which case such coverage may be reduced to the higher of such available levels). The indenture governing our Senior Secured Notes requires us to cause the collateral agent thereunder to be named as loss payee and/or as an additional insured, as appropriate; all insurance policies shall provide for at least 30 days’ written notice to the collateral agent of a cancellation (except cancellation due to failure to pay premiums, which may be on no less than 10 days’ prior written notice to the collateral agent) or reduction in the amount of coverage or of a material change in coverage.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulation and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides certain benefits described below, if a project is a ‘‘Qualifying Facility’’. There are two types of Qualifying Facilities: cogeneration facilities and small power production facilities. A small power production facility is a Qualifying Facility if (i) the facility does not exceed 80 megawatts, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and 75% of the total energy input of the facility is from these sources; and (iii) the facility has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted. The 80 megawatt size limitation, however, does not apply to a facility if (1) it produces electric energy solely by the use, as a primary energy input, of solar, wind, or waste resources and (2) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to the FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

PURPA exempts Qualifying Facilities from regulation under the Public Utility Holding Company Act of 1935 (PUHCA) and most provisions of the Federal Power Act (FPA) and state laws relating to the financial, organization and rate regulation of electric utilities. In addition, FERC’s regulations promulgated under PURPA require that electric utilities purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as ‘‘avoided cost’’).

Pursuant to the Energy Policy Act of 2005, FERC has recently issued a final rule that will require Qualifying Facilities to obtain market-based rate authority pursuant to the FPA for sales of energy or capacity either (i) from facilities larger than 20 MW in size; (ii) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA; or (iii) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of this final rule is to require Qualifying Facilities that are larger than 20 MW in size that seek to engage in non-PURPA sales of power (i.e. power that is sold in a manner that is not consistent with state implementation of PURPA) to obtain market-based rate authority from FERC for these non-PURPA sales.

The Energy Policy Act of 2005 also allows FERC to terminate a utility's obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC has recently proposed a rule to implement these provisions of the Energy Policy Act of 2005. This proposed rule, if enacted, would eliminate the mandatory purchase obligation of utilities that are members of four regional transmission organizations. None of our projects sell power pursuant to contracts with utilities in any of these four regional transmission organizations. The proposed rule also would create a rebuttable presumption that a utility provides nondiscriminatory access if it has an open access transmission tariff in compliance with FERC’s pro forma open access transmission tariff, which is currently under review by FERC to ensure that its provisions prevent undue discrimination in the provision of transmission service. Further, the proposed rule would provide a procedure for utilities that are not members of the four named regional transmission organizations to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and would establish procedures for affected Qualifying Facilities to seek reinstatement of the purchase obligation. The proposed rule would protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into after August 8, 2005 but before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. The proposed rule would also protect a Qualifying Facility's rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on August 8, 2005.

In addition, the Energy Policy Act of 2005 eliminates the restriction on utility ownership of a Qualifying Facility. Prior to the Energy Policy Act of 2005, electric utilities or electric utility holding companies could not own more than a 50% equity interest in a Qualifying Facility. Under the Energy Policy Act of 2005, electric utilities or holding companies may own up to 100% of the equity interest in a Qualifying Facility.

We expect that our projects will continue to meet all of the criteria required for Qualifying Facilities under PURPA. However, it is possible that the utilities that purchase power from the projects could successfully obtain an elimination of the mandatory-purchase obligation in their service territories. If this occurs, the Project’s existing power purchase agreements will not be affected, but the utilities will not be obligated under PURPA to renew these power purchase agreements or execute new power purchase agreements upon the existing power purchase agreements’ expiration.

PUHCA

PUHCA has been repealed, effective February 8, 2006, pursuant to the Energy Policy Act of 2005. Although PUHCA was repealed, the Energy Policy Act of 2005 created a new Public Utility Holding Company Act of 2005 (PUHCA 2005). Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission. If a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC, provided that the company files an appropriate exemption form with FERC. By virtue of being Qualifying Facilities that make only wholesale sales of electricity, Qualifying Facilities already are not subject to state commissions’ rate, financial and organizational regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005.

FPA

Pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are generally exempt from the FPA. If any of the Projects were to lose its Qualifying Facility status, such Project could also become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the Projects could require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. Even if a Project does not lose Qualifying Facility status, pursuant to a final rule issued by FERC pursuant to the Energy Policy Act of 2005, if a power purchase agreement with a Project is terminated or otherwise expires, the Project will become subject to rate regulation under the Federal Power Act.

If a Project was to become subject to FERC's ratemaking jurisdiction under the FPA as a result of loss of Qualifying Facility status and the power purchase agreement remains in effect, the FERC may determine that the rates currently set forth in the power purchase agreement are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that the Project refund amounts previously paid by the relevant power purchaser to such Project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from the Project, either of which would have an adverse effect on our revenues.

Moreover, the loss of the Qualifying Facility status of any of our Projects selling energy to Southern California Edison could also permit Southern California Edison, pursuant to the terms of its power purchase agreement, to cease taking and paying for electricity from the relevant Project and to seek refunds for past amounts paid. In addition, the loss of any such status would result in the occurrence of an event of default under the indenture for the bonds and hence would give rise to the ability of the indenture trustee to exercise remedies pursuant to the indenture and the other financing documents.

State Regulation

The projects, by virtue of being Qualifying Facilities and because they engage in wholesale sales of electricity to public utilities in California and Nevada, are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The projects each sell or will sell their electrical output under power purchase agreements to electric utilities (either Sierra Pacific Power Company, Nevada Power Company or Southern California Edison), which are regulated by their respective state public utility commission. Sierra Pacific Power Company and Nevada Power Company are regulated by the Nevada PUC (NPUC). Southern California Edison and a small portion of Sierra Pacific Power Company in the Lake Tahoe area are regulated by the California Public Utility Commission, which we refer to as CPUC.

Recent laws adopted in Nevada require Sierra Pacific Power Company and Nevada Power Company to purchase increasing percentages of their annual electricity requirements from renewable energy systems. The projects located in Nevada, including the Burdette project, meet the definition of a renewable energy system in Nevada. The recent renewable energy law in Nevada increases the likelihood that Sierra Pacific Power Company or Nevada Power Company will continue to purchase electricity from the projects. New renewable projects, such as the Burdette project, have the sale of their qualifying renewable energy measured in the form of Renewable Energy Credits. Both Sierra Pacific Power Company and Nevada Power Company are required to obtain an increasing amount of such Renewable Energy Credits. Each Nevada public utility must obtain 6% of their annual energy requirements from renewable energy sources in 2005 increasing to 3% every two years until 2015 when 20% of such annual energy requirements must be provided by renewable energy sources or energy efficiency projects. Recent laws adopted in California require utilities in California to obtain through competitive bids an additional one percent of renewable energy per year up to a minimum of 20% renewable generation by 2017. As a matter of policy, the State Energy Action Plan adopted by the California Energy Commission and the California Public Utilities Commission has accelerated the deadline to 2010. Presently, approximately 11% of the electricity generated in California is derived from renewable resources (not counting hydroelectricity as renewable power).

Permit Status

While our power generation operations produce electricity without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide, some of our projects do emit air pollutants in quantities that are subject to regulation under applicable environmental air pollution laws. Such operations typically require air permits. Especially critical to our geothermal operations are those permits and standards applicable to the construction and operation of geothermal wells and brine reinjection wells. In the United States, injection wells are regulated under the federal Safe Drinking Water Act Underground Injection Control, which we refer to as UIC program. Our injection wells typically fall into UIC Class V, one of the least regulated categories, because fluids are reinjected to enhance utilization of the geothermal resource. Our projects are required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for their operation. Some of the environmental permits and governmental approvals that have been issued to the projects contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms.

Our operations are designed and conducted to comply with applicable permit requirements. Non-compliance with any such requirements could result in fines or other penalties. We are not aware of any non-compliance with such requirements that would be likely to result in fines or penalties.

As of the date of this annual report, all of the material permits and approvals required to construct and operate the projects have been obtained and are currently valid.

Environmental Laws and Regulations

Geothermal operations can produce significant quantities of brine and scale, which builds up on metal surfaces in our equipment with which the brine comes into contact. These waste materials, most of which are currently reinjected into the subsurface, can contain various concentrations of hazardous materials, including arsenic, lead, and naturally occurring radioactive materials. We also use various substances, including isobutene, isopentane, and industrial lubricants, that could become potential contaminants and are generally flammable. As a result, our projects are subject to numerous federal, state and local statutory and regulatory standards relating to the use, storage, fugitive emissions and disposal of hazardous substances. The cost of any remediation activities in connection with a spill or other release of such contaminant could be significant.

Although we are not aware of any mismanagement of these materials, including any mismanagement prior to the acquisition of some of our projects, that has impaired any of the project sites, any disposal or release of these materials onto project sites, other than by means of permitted injection wells, could result in material cleanup requirements or other responsive obligations under applicable environmental laws. We believe that at one time there may have been a gas station located on the Mammoth project site (which we lease), but because of significant surface disturbance and construction since that time further physical evaluation of the former gas station site has been impractical. We believe that, given the subsequent surface disturbance and construction activity in the vicinity of the suspected location of the gas station, it is likely that the former facilities and any associated underground storage tanks would have already been encountered if they still existed.

ITEM 1A.	RISK FACTORS

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal power plants. Operation of these projects involves regulatory risks such as changes in laws or regulations, which could result in increased compliance costs, the need for additional capital expenditures or the reduction of certain benefits currently available to our projects. In addition to those risks, operation of the projects involves a variety of other risks, including:

•	regular and unexpected maintenance and replacement expenditures;

•	the failure of the projects to perform at expected levels of output or efficiency;

•	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

•	labor disputes;

•	the presence of hazardous materials on our project sites; and

•	catastrophic events such as fires, explosions, earthquakes, landslides, floods, releases of hazardous materials, severe storms or similar occurrences affecting our projects or any of the power purchasers or other third parties providing services to our projects.

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

In addition, the operation of existing projects and the development of properties near the projects could adversely affect the geothermal resources supplying the projects. We cannot assure you that other parties will not pursue such development. In addition, affiliates of ours own rights to property nearby some of the projects, including the Steamboat 2/3, Mammoth and Brady projects. These affiliates may construct projects on such property and may use geothermal resources that are otherwise available for our projects. Such uses could be adverse to us and your interests as a note holder. For example, Ormat Nevada is in final stages of construction of a project called Desert Peak 2, which is near the Desert Peak 1 site. To date we have not observed any adverse impact on the Desert Peak 1 plant due to this activity but we cannot assure you that this will not change or that we, our affiliates or third parties will not undertake drilling activities in the future that may adversely affect the geothermal resources supplying the projects.

Geothermally active areas, such as the areas in which our projects are located, are subject to frequent low-level seismic disturbances. Serious seismic disturbances are possible and could result in damage to our projects or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the relevant power purchase agreement for the affected project, which in turn could reduce our net income and materialy and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances.

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

All of our net revenues are attributed to payments by two power purchasers under power purchase agreements. The failure of any such power purchaser to perform its obligations under the relevant power purchase agreement or the loss of a power purchase agreement due to a default would reduce our net income and could materially and adversely affect our business financial condition, future results and cash flow.

In order to generate revenues, we make electric capacity available and deliver energy to, and receive payments for that energy, and in some cases, electric capacity from certain power purchasers. All of our net revenue is attributed to revenues derived from our power purchasers under the power purchase agreements and we anticipate that for the foreseeable future the power purchasers will provide all of our net revenues. Southern California Edison and Sierra Pacific Power Company accounted for 49% and 51% of our revenues, respectively, for the year ended December 31, 2005. We currently expect that Southern California Edison and Sierra Pacific Power Company will account for most of our cash flow available for the foreseeable future.

Neither we nor any of our subsidiaries, nor any of our affiliates makes any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement and nothing in this annual report should be construed as such a representation.

There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their power purchase agreements. For example, as a result of the energy crisis in California, Southern California Edison did not pay until March 2002, $21.2 million due for energy delivered under its power purchase agreements relating to the Ormesa project during the period from November 1, 2000 through March 26, 2001. If any of the power purchasers fails to meet its respective payment obligations under its power purchase agreements, we may not be able to make payments on our outstanding debt and could materially and adversely affect our business, financial condition, future results and cash flow.

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contends that California ISO real-time prices should apply while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an interim agreement, whereby SCE will continue procure the GEM 2 and GEM 3 power at the current energy rate for 5.37 Cents/kWh until May 1, 2007. In addition, a long term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term power purchase agreement are still under way and there is no guarantee that it will be successfully completed.

Seasonal variations may cause significant fluctuations in our cash flows.

Our results of operations are subject to seasonal variations. This is primarily because two of our projects receive higher capacity payments under the relevant power purchase agreements during the summer months, and due to the generally higher short run avoided costs in effect during the summer months. Some of our other projects may experience reduced generation during warm periods due to the lower heat differential between the geothermal fluid and the ambient surroundings.

Pursuant to the terms of our power purchase agreements with investor-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity thereunder may result in the imposition of penalties.

Pursuant to the terms of the Burdette power purchase agreement that we have entered into and under which we will sell electricity from the Burdette project , we may be required to make payments to the power purchaser in an amount equal to the purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the power purchase agreement and which the power purchaser is forced to obtain from an alternate source. In addition, we may be required to make payments to the power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the power purchase agreement. We may also be required to pay liquidated damages if certain minimum performance requirements are not met under the relevant power purchase agreement, all of which could materially and adversely affect our business, financial condition and ability to make payments on our outstanding debt obligations. With respect to certain of our power purchase agreements, including Steamboat 1/1A, Steamboat 2/3 and Brady, we may also be required to pay liquidated damages to our power purchaser if the project does not maintain availability of at least 85% during applicable peak periods. The maximum aggregate amount of such liquidated damages for the Brady and the Steamboat 2/3 power purchase agreements would be approximately $1.5 million for each project.

The short run avoided costs for our power purchasers may decline, which would reduce our project revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under the power purchase agreements for our projects in California, the price that Southern California Edison pays for energy is based upon its short run avoided costs, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison and a number of power generators in California that are Qualifying Facilities, including our subsidiaries, the energy price component payable by Southern California Edison has been fixed through April 2007, and thereafter will be based on Southern California Edison’s short run avoided costs, as determined by the California Public Utilities Commission, which we refer to as CPUC. These short run avoided costs may vary substantially on a monthly basis, and are expected to be based primarily on natural gas prices for gas delivered to California as well as other factors. The levels of short run avoided cost prices paid by Southern California Edison may decline following the expiration date of the settlement agreements, which in turn would reduce our project revenues derived from Southern California

Edison under our power purchase agreements with it and could materially and adversely affect our business, financial condition, future results and cash flow.

Construction activities and the failure to find expected geothermal resources could adversely affect our business.

We will be making capital expenditures in connection with the Ormesa project, during which we will drill wells and replace existing units. This enhancement is subject to customary risks associated with the construction of power plants, including risks of delay in completion and cost overruns. Any material delay, cost overrun or unsatisfactory performance could have an adverse effect on our results of operations.

Our business and the power purchasers’ power purchasing activities are subject to substantial regulations and may be adversely affected if we or any of the power purchasers are unable to comply with changes in applicable regulations or requirements.

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

The federal government encourages production of electricity from geothermal resources through certain tax subsidies. Our parent, OTec, is permitted to claim in its consolidated federal tax returns approximately 10% of the construction cost of each new geothermal power plant as an energy tax credit against our consolidated federal income taxes, or, alternatively, for new power plants completed after October 22, 2004 through December 2007, to claim a production tax credit of 1.9 cents a kilowatt hour on electricity sales for the first ten years after the project is put into service. It is also permitted to deduct, as a depreciation expense on its consolidated federal tax returns, most of the cost of the power plant over five years on an accelerated basis, which results in more of the cost being deducted in the first few years than during the remainder of the depreciation period. Any reduction in such tax incentives could materially and adversely affect our business, financial condition, future results and cash flow.

We must periodically apply for or renew a variety of permits with the CPUC, the Public Utilities Commission of Nevada, and other state agencies. While we believe that we will be able to receive and maintain the permits required to operate our business, the failure to do so could have a material adverse effect on our business. Certain permits for some of the projects are held in the name of predecessor owners, and for those permits which must be transferred or reissued to the correct entity, we believe this will occur in the ordinary course and have already filed some of these applications.

If any of our projects loses its Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to our Qualifying Facilities, our operations would be adversely affected.

The operations of our projects are Qualifying Facilities pursuant to the Public Utility Regulatory Policies Act of 1978, as amended, which we refer to as PURPA, which largely exempts our projects from the FPA, the Public Utility Holding Company Act of 1935, as amended, which we refer to as PUHCA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

In addition, pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are largely exempt from the FPA. If a project was to lose its Qualifying Facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of the FERC. The FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require a project that loses Qualifying Facility status to refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its Qualifying Facility status, pursuant to a final rule issued by FERC on February 2, 2006, if a Project's power purchase agreement is terminated or otherwise expires, that Project would become subject to FERC's ratemaking jurisdiction under the FPA.

Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreement, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our project. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

Pursuant to the Energy Policy Act of 2005, FERC was also given authority to lift the mandatory obligation of a utility under PURPA to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing power purchase agreements between a Qualifying Facility and a utility are not affected. On January 19, 2006, FERC proposed regulations under which it would eliminate a utility’s mandatory purchase obligation from Qualifying Facilities in certain regions of the country. The proposed regions do not include areas in which our projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreements, which could have an adverse effect on our revenues.

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

We believe that at one time there may have been a gas station located on the Mammoth project site, but because of significant surface disturbance and construction since that time further physical evaluation of the former gas station site has been impractical. There may be soil or groundwater contamination and related potential liability of which we are unaware related to this site, which may be significant and may adversely and materially affect our operations and revenues.

The power generation industry is characterized by intense competition, and we encounter competition from electric utilities, other power producers, and power marketers that could materially and adversely affect our business and financial condition, future results and cash flow.

The power generation industry is characterized by intense competition from electric utilities, other power producers and power marketers. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short-term or ‘‘spot’’ markets, and competition has contributed to a reduction in electricity prices. For the most part, we expect that power purchasers interested in long-term arrangements will engage in ‘‘competitive bid’’ solicitations to satisfy new capacity demands. This competition could adversely affect our ability to obtain power purchase agreements and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities . This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will put further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

The existence of a prolonged force majeure event or a forced outage affecting a project could reduce our net income and materially and adversely affect our business, financial condition and operations, future results and cash flow.

The operation of our subsidiaries' geothermal power plants is subject to a variety of risks discussed elsewhere in these risk factors, including events such as fires, explosions, earthquakes, landslides, floods, severe storms or other similar events.

If a project experiences an occurrence resulting in a force majeure event, our subsidiary owning that project would be excused from its obligations under the relevant power purchase agreement(s). However, the relevant power purchaser(s) may not be required to make any capacity or energy payments with respect to the affected project or plant(s) so long as the force majeure event continues and, pursuant to certain of our power purchase agreements, will have the right to prematurely terminate the power purchase agreement. Additionally, to the extent that a forced outage has occurred, the relevant power purchaser may not be required to make any capacity and/or energy payments to the affected project, and if as a result the project fails to attain certain performance requirements under certain of our power purchase agreements, the purchaser may have the right to permanently reduce the contract capacity (and, correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the power purchase agreement. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded. In addition, if the transmission systems of the Imperial Irrigation District experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Ormesa project to its power purchaser, the power purchaser would not be required to make any capacity payments with respect to the affected projects so long as such force majeure event or forced outage continues. Accordingly, our business, financial condition and operations may be materially and adversely affected and we may not be able to make payments on our outstanding debt.

Some of our leases will terminate if we do not extract geothermal resources in ‘‘commercial quantities,’’ thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in ‘‘commercial quantities’’ or pursuant to other terms of extension. In addition, some of our leases at the Steamboat 2/3, Brady, Ormesa and Mammoth projects are undeveloped and have not yet produced geothermal resources in commercial quantities. Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from or inject geothermal resources into such premises or secure rights to alternate geothermal resources or lands suitable for injection, all of which may not be possible or could result in increased cost to us, which could materially and adversely affect our business, financial condition, future results and cash flow.

Current and future urbanizing activities and related residential, commercial and industrial developments may encroach on or limit geothermal activities in the areas of our projects, thereby affecting our ability to utilize, access, inject and/or transport geothermal resources on or underneath the affected surface areas.

Current transportation construction works and urban developments in the vicinity of our Steamboat complex in Nevada may affect future permitting for geothermal operations relating to those projects. Such works and developments include the extension of an interstate highway (to be named U.S. 580) by the Nevada Department of Transportation, the construction of a new casino hotel and other commercial or industrial developments on land in the vicinity of our Steamboat projects.

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

If any of the third parties to the contracts and agreements related to the projects fail to perform any of their obligations thereunder, the viability of the projects, and our business and financial condition may be materially and adversely affected. In addition to the power purchasers, these third parties include, among others:

•	the Bureau of Land Management, which we refer to as the ‘‘BLM’’, under the BLM leases, rights of way and the site license agreements or geothermal resource leases upon which the Brady, Mammoth, Ormesa and Desert Peak 1 plants are located;

•	certain private landowners with respect to site licenses;

•	Western States Geothermal Company, which we refer to as ‘‘Western States,’’ our affiliate, under the fluid supply agreement for the Desert Peak 1 plant;

•	Ormat Nevada, our parent, under the operations and maintenance agreements for the projects;

•	the Imperial Irrigation District, which transmits power from the Ormesa project to Southern California Edison and provides water for operation of the Ormesa project; and

•	the lessors, sublessors, easement grantors and other third parties under the leases, subleases, easements and other real property rights and interests that are utilized for the projects.

If any of these third parties:

•	claim that there was a defect in proceedings with respect to the approval of their project documents;

•	claim that their project documents were not duly authorized by them;

•	disavow their obligations under their project documents or are excused from performance thereunder pursuant to any bankruptcy, insolvency or other similar proceedings;

•	fail to perform their contractual or other obligations; or

•	are excused from performing their obligations because we have failed to perform our obligations or because of a force majeure event or for any other reason,

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

You should also note that the operations and maintenance agreements for the projects are with Ormat Nevada. Because Ormat Nevada is our parent and we share management with Ormat Nevada, if Ormat Nevada breaches its obligations under these agreements, we might not enforce our remedies against Ormat Nevada as vigorously as we would if the agreements were with an unrelated third party.

Also, certain other agreements with third parties, including the ConAgra lease and Ormesa project connection and transmission services agreements have specific expiration dates. Formally, the service entitlement under the transmission service agreement with Imperial Irrigation District, or ‘‘IID’’ for the OG II unit at the Ormesa project terminated on December 31, 1990. Although IID has continued to wheel power from the OG II unit to Southern California Edison, and to charge OG II for the service, there can be no assurance that IID will continue to provide transmission service on this basis. If we are unable to enter into replacement agreements with respect to this and other agreements that are scheduled to expire on terms as favorable to us as the existing agreements or at all, we may not be able to meet our obligations under the related power purchase agreements. Failure to perform our obligations under the related power purchase agreements may materially and adversely affect our business, financial condition and operations.

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

Pursuant to the terms of our Bureau of Land Management (which we refer to as BLM) leases, we are required to conduct our operations on BLM-leased land in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all mitigating actions required by the BLM to protect the surface of and the environment surrounding the relevant land. Additionally, certain BLM leases contain additional requirements, some of which relate to the mitigation or avoidance of disturbance of any antiquities, cultural values or threatened or endangered plants or animals, the payment of royalties for timber and the imposition of certain restrictions on residential development on the leased land. In the event of a default under any BLM lease, or the failure to comply with such requirements, or any non-compliance with any of the provisions of the Geothermal Steam Act of 1970 or regulations issued thereunder, the BLM may, 30 days after notice of default is provided to our relevant project subsidiary, suspend operations until the requested action is taken or terminate the lease, either of which could materially and adversely affect our business, financial condition future results and cash flow.

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

The existence of liens, encumbrances and other imperfections in title affecting our real estate interests, could significantly reduce or entirely eliminate the revenues generated by one or more of the projects, which in turn would reduce our net income and could materially and adversely affect our business, operations and financial condition. Other possible imperfections include, without limitation, the rights of third parties to restrict our ability to construct and maintain improvements on, over or under certain property in which they have real estate interests and the possible lack of access rights to certain of the projects. In particular, Brady’s access rights over one of the parcels of land used for access to the Desert Peak 1 plant may terminate if Brady does not commence commercial production of geothermal resources from that parcel by 2013. In that event we would need to secure an extension of access rights to that parcel or alternate access to the Desert Peak 1 plant in order to continue operation of the plant.

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

The risk of terrorist attacks in the United States or elsewhere continues to remain a potential source of disruption to the nation’s economy and financial markets in general. The availability and cost of capital for our business and that of our competitors has been adversely affected by the bankruptcy of Enron Corp. and events related to the California electric market crisis. Additionally, the recent rise in fuel costs may make it more expensive for our customers to operate their businesses. These events could constrain the capital available to our industry and could adversely affect our financial stability and the financial stability of our counterparties in transactions.

We are a holding company and we depend substantially on the performance of our subsidiaries and the projects they operate, some of which are subject to restrictions and taxation on dividends and distributions.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow.

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

The projects are covered by property insurance (including wind, flood and earthquake), business interruption insurance and liability insurance obtained by or for us. Such coverage could prove to be insufficient or an accident or casualty could occur that either is not covered or over which a dispute develops. In addition, there are certain types of losses which are either uninsurable or which are not economically insurable (for example, losses caused by war, nuclear accident, terrorism or governmental action), or which are otherwise not insured. We cannot assure you that some of the currently available forms of insurance included in the insurance package will continue to be available, or if available, economically feasible for the project.

The proceeds of insurance for risks that are covered may not be adequate to cover the projects’ lost revenues or increased expenses. As a result, if such proceeds are not sufficient, this may adversely and materially affect our business, financial condition and ability to meet our outstanding debt obligations.

We are controlled by Ormat Nevada and its ultimate parent Ormat Industries, and the interests of its shareholders could differ from your interests.

OTec through Ormat Nevada owns 100% of our company and controls us and Ormat Nevada. OTec is in turn controlled by Ormat Industries. Members of our Board of Directors and management, most notably Lucien Bronicki and Yehudit Bronicki, who are also husband and wife, are substantial shareholders of Ormat Industries. Several other Ormat companies have significant business relationships with us, including the operations and maintenance agreements between Ormat Nevada and each of the project companies, and Ormat Nevada regularly purchases equipment and services from other Ormat companies in the course of fulfilling the operations and maintenance agreements. As a result of these relationships, the interests of our management and shareholders may differ from yours and we cannot assure you that better terms would not be provided by firms unaffiliated with the Ormat companies. Our affiliates may also develop other projects that could affect the operation of our projects, as discussed under ‘‘Our exploration, development, and operation of geothermal energy resources is subject to geological risks and uncertainties, which may result in decreased performance and increased costs for our projects.’’

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

The Mammoth-Pacific, L.P. limited partnership agreement provides that any cash distributions shall be made to us and Constellation Energy Group only after payment of all debt service and other expenses of Mammoth-Pacific, L.P. , satisfaction of Mammoth-Pacific, L.P. ’s liabilities as they become due and the establishment of and contributions to reserves that we and Constellation Energy Group may from time to time reasonably determine to be appropriate. Any cash distributions shall be made at the times and in the amounts determined jointly by us and Constellation Energy Group, but not less often than annually and, if practicable and not otherwise prohibited, within 30 days after the close of each fiscal quarter. If cash distributions to us cannot be made in sufficient amounts or with the necessary frequency, our financial condition may be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Ormat Funding Corp. does not lease or own any properties. Our corporate offices are leased by our parent and we make payments to our parent in respect of their lease. Our offices are currently located at 980 Greg Street, Sparks, Nevada 89431 and at 6225 Neil Road, Reno, Nevada 89511-1136. We plan to move to the Neil Road location during 2006 and thereafter no longer maintain an office at 980 Greg Street. Each of our projects is located on property leased or owned by one of our subsidiaries, or is property that is subject to a concession agreement.

ITEM 3.	LEGAL PROCEEDINGS

On September 2003, Brady received a threat of litigation from Worldcall Corporation, the successor in interest to the reorganized debtor in the Munson Geothermal, Inc. bankruptcy (pursuant to which we bought the Brady project). Worldcall asserted a claim in the principal amount of $949,155 for royalty payments allegedly arising from the plan of reorganization confirmed in the bankruptcy proceedings. On May 12, 2004, a formal complaint was filed by Wordcall with the Second Judicial District Court of the State of Nevada in the County of Washoe. We settled the litigation and as we were covered under an indemnity from the prior owner it had no impact on us.

As a result of our acquisition of the Steamboat 1 plant and Steamboat 1A plant, our subsidiary Steamboat Geothermal became a party to litigation pending in the Second Judicial District Court in

Washoe County, Nevada with Geothermal Development Associates and Delphi Securities, Inc. In April 2002, these plaintiffs initiated a lawsuit against the former owner and operator of the Steamboat 1/1A project. The plaintiffs dispute amounts owing to them pursuant to an agreement, dated July 14, 1985, through which Geothermal Development Associates assigned all of its right, title, and interest in the subject geothermal leasehold property in exchange for a net operating royalty interest in the revenues of the Steamboat 1 plant. Plaintiffs allege damages based upon three separate theories: (1) that the actions of the former owner in developing the Steamboat 1A plant have decreased the output of the Steamboat 1 plant; (2) that general, administrative, and corporate expenses included by the former owner in the calculation of the net royalty amount were overstated for the years 2000 and 2001; and (3) that, in addition to its royalty interest in the Steamboat 1 plant, plaintiffs are entitled to a net revenue royalty interest from the Steamboat 1A plant. This case was originally set for trial in September 2003, but the trial date was continued in order to allow for the plaintiffs to obtain substitute counsel. The plaintiff has now selected new counsel. Prior to the continuance of the trial date, initial evidentiary disclosures had been made, as well as some initial discovery requests. No dispositive motions are pending before the court and the trial date has not been rescheduled. We have initiated settlement discussions with the plaintiffs. As of December 31, 2005 and January 9, 2006, Steamboat Geothermal LLC entered into a sale, settlement and release agreement and an assignment agreement, respectively, with Woodside Properties LLC, the assignee of 37% of Geothermal Development Associates’ right to net operating revenues, whereby Steamboat Geothermal LLC was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with Geothermal Development Associates. As part of this litigation, we have received a letter from the plaintiffs in which they assert that, in addition to the amounts they claim are owed to them, they are also entitled to a reasonable net operating royalty payment from our Burdette project. We believe that such assertion is without merit, and that any outcome of such litigation or settlement discussions will not have a material impact on our results of operations.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an interim agreement, whereby Southern California Edison will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long-term power purchase agreement will be entered into for the GEM 2 and GEM 3 power. The negotiations of the long-term power purchase agreement are still under way and there is no guarantee that it will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on us.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for the equity interests in Ormat Funding Corp. Ormat Nevada owns 100% of the capital stock of Ormat Funding Corp. We have not declared any dividends and are generally restricted from paying dividends under the indenture governing our Senior Secured Notes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 from our audited consolidated financial statements set forth in Part II Item 8 to this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2002 and for the period from June 29, 2001 to December 31, 2001 and as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements not included herein.

We have omitted from the Selected Financial Data the consolidated financial data of Brady Power Partners, for the period beginning January 1, 2001 to June 28, 2001. This consolidated financial data has been omitted because when the ownership interests in Brady Power Partners were acquired by ORNI 1 and ORNI 2 on June 29, 2001, separate audited financial statements were not produced nor are they currently available for periods prior to June 29, 2001. The acquisition of the Brady project consisted only of the geothermal power plant and none of the balance sheet information was transferred in connection therewith. Neither we nor any of our parent or subsidiaries received (as a result of the acquisition) any of the information necessary to recreate the financial statements for the period in question. We believe that the omission of these financial statements will not have a material impact on your understanding of our financial results and condition and related trends.

The information set forth below should be read in conjunction with Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and our consolidated financial statements set forth in Part II, Item 8 to this annual report.

					Period From June 29, 2001 to December 31, 2001
	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Statements of Operations Data:
Revenues:
Energy and Capacity	$46,660	$48,071	$41,885	$31,451	$3,964
Lease portion of energy and capacity	10,799	9,556	—	—	—
Total revenues	57,459	57,627	41,885	31,451	3,964
Cost of revenues:
Energy and Capacity	37,017	33,532	30,387	22,126	2,466
Lease portion of energy and capacity	5,410	4,409	—	—	—
Total cost of revenues	42,427	37,941	30,387	22,126	2,466
Gross margin	15,032	19,686	11,498	9,325	1,498
General and administrative expenses	1,632	1,706	1,268	775	169
Operating Income	13,400	17,980	10,230	8,550	1,329
Other income (expense):
Interest expense	(16,695)	(18,310)	(1,994)	—	—
Interest income and other non-operating income	827	617	135	73	2
Income (loss) before income taxes and equity in income of investee	(2,468)	287	8,371	8,623	1,331
Income tax benefit (expense)	922	(74)	(2,132)	(2,734)	(453)
Equity in income of investee	1,553	1,460	141	—	—
Income before cumulative effect of change in accounting principle	7	1,673	6,380	5,889	878
Cumulative effect of change in accounting principle, net of tax benefits	—	—	(205)	—	—
Net income	$7	$1,673	$6,175	$5,889	$878
Balance Sheet Data (at end of period):
Working capital (deficit)	$7,785	$(9,993)	$(7,064)	$1,713	$(2,130)
Property, plant and equipment, net (including construction-in-process)	$169,010	$149,291	$77,215	$60,468	$20,214
Total assets	$244,385	$235,183	$133,719	$77,609	$23,030
Long-term debt (including current portion):
Ormesa loan	$—	$—	$15,474	$20,000	$—
8.25% Senior Secured Notes	$183,399	$189,489	$—	$—	$—
Ormat Nevada subordinated loan	$31,067	$8,216	$86,024	$45,714	$18,366
Stockholder's equity	$15,064	$14,615	$12,942	$6,767	$878
Other Data:
EBITDA, before equity in income of investee (1)	$25,548	$28,895	$15,724	$11,672	$1,856
EBITDA margin (2)	44.5%	50.1%	37.5%	37.1%	46.8%
EBITDA, as adjusted (1)	$30,354	$33,459	$15,975	$11,672	$1,856
Capital expenditure	$—	$9,601	$16,994	$4,746	$322

(1)	EBITDA, before equity in income of investee represents net income before interest, taxes, depreciation, amortization and accretion and before equity in income of investee. EBITDA, as adjusted, represents EBITDA with the addition of our 50% share in Mammoth-Pacific L.P.’s EBITDA. EBITDA and EBITDA, as adjusted, are presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and EBITDA, as adjusted, differently than we do. EBITDA and EBITDA, as adjusted, are not measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. The following table reconciles net income to EBITDA and EBITDA, as adjusted, for the periods indicated:

					Period From June 29, 2001 to December 31, 2001
	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Net income	$7	$1,673	$6,175	$5,889	$878
Adjusted for:
Equity in income of investee	(1,553)	(1,460)	(141)	—	—
Interest expense (including amortization of deferred financing costs)	16,695	18,310	1,994	—	—
Income tax provision (benefit)	(922)	74	2,132	2,734	453
Depreciation, amortization and accretion	11,321	10,298	5,564	3,049	525
EBITDA	25,548	28,895	15,724	11,672	1,856
Equity in income of investee	1,553	1,460	141	—	—
Depreciation, amortization and taxes attributable to our equity in Mammoth-Pacific L.P	3,253	3,104	110	—	—
EBITDA as adjusted	30,354	33,459	15,975	11,672	1,856

(2)	EBITDA margin represents EBITDA as a percentage of total revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See ‘‘Cautionary Note Regarding Forward-Looking Statements’’. You should also review the ‘‘Risk Factors’’ section under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

General

Overview

We are engaged in the geothermal energy power business. We were formed in December 2001 to develop, construct and own, through certain direct and indirect subsidiaries, clean, environmentally friendly geothermal power projects in the United States. Our business currently consists of our investment in power plants producing electricity from geothermal resources. Our business is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 20 years. We have increased our net ownership interest in generating capacity by 13 MW between December 31, 2004 and December 31, 2005, of which 13 MW was attributable to the construction of the Burdette geothermal power plant (formerly Galena) in Nevada.

During the year ended December 31, 2005, total revenues generated by our wholly-owned power plants were $57.5 million. In addition, our 50% share in the Mammoth project’s revenues in 2004 was $7.9 million. Our net ownership in our generating capacity has increased from 16 MW as of December 31, 2001, to 127 MW as of December 31, 2005.

During the years ended December 31, 2005 and 2004, our projects generated 914,105 MWh and 974,106 MWh, respectively, which include our 50% share in the Mammoth project.

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

Our results of operations have varied significantly due to our history of acquisitions and construction as summarized below:

•	Steamboat 1/1A Project. On June 30, 2003, ORNI 7 acquired 100% of the Steamboat 1/1A project from Far West Capital, Inc. (an investment firm) and U.S. Energy Systems, Inc.

•	Mammoth Project. On December 18, 2003, Ormat Nevada indirectly acquired a 50% interest in the Mammoth project from Covanta Energy Corporation. On January 30, 2004, Ormat Nevada contributed its interest in the Mammoth project to us.

•	Steamboat 2/3 Project. On February 13, 2004, we acquired, through one of our subsidiaries, ORNI 7, 100% of the Steamboat 2/3 project from Far West Capital, Inc. (an investment firm) for a total cost of approximately $74.4 million. The acquisition of the Steamboat 2/3 project was financed with a portion of the proceeds received from the issuance of the Senior Secured Notes. Such acquisition was accounted for pursuant to the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141.

•	As transfers of the Brady project, the Steamboat 1/1A project and the Mammoth project were made between companies under common control, they have been accounted for in a manner similar to a pooling of interests, and have been presented in the financial statements as having occurred as of June 29, 2001, June 30, 2003 and December 18, 2003, respectively.

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

Recent Developments

On November 14, 2005, we completed construction of the Burdette project, which is the first geothermal power plant constructed in Nevada following the passage of the Nevada Renewable Portfolio Standards (RPS) legislation. We began commercial operation on February 28, 2006.

On March 16, 2005, we completed an offering to exchange $1,000 principal amount of our Senior Secured Notes that were registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of our then outstanding Senior Secured Notes that were issued on February 13, 2004 in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended. As of December 31, 2005, there were $183.4 million in aggregate principal amount of Senior Secured Notes outstanding.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation due to increasing gas prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards and such as the Energy Policy Act of 2005 that allow owners of geothermal power plants to claim production tax credits on electricity sold during the first ten (10) years after a project achieves commercial operation. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States, the rise in oil and gas prices and the further introduction of renewable portfolio standards and the production tax credit as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	We expect to continue to generate all of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	The enactment of the Energy Policy Act of 2005, which authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to enter into new contracts to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive marked for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our projects significantly, as all except one of the contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company expiring in 2006) are long-term. FERC has recently proposed to eliminate the utility's purchase obligation in four regions of the country. None of those regions includes a state in which any of the Projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	We have experienced significant growth through the acquisition of the Steamboat 2/3 project on February 11, 2004 and the construction of the Burdette project at the end of 2005, and we expect to experience additional growth due to the enhancement of the Mammoth and Ormesa projects.

•	The United States extended a tax subsidy and increased the amount for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’ of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of this year, but the new act extended it. Credit may be claimed for five years on the output from any geothermal power plant put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remaining of the ‘‘window period’’ qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any new projects that might be put into service during this window period, would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

Revenues

All of our revenues are, and will continue to be, derived from payments under our subsidiaries’ power purchase agreements. Equity distributions due to us from our 50% interest in the Mammoth project are dependent upon payments under its power purchase agreements. Such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’.

Most of our power purchase agreements provide for the payment of capacity and energy payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus capacity payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others).

As required by Emerging Issues Task Force No. 01-8, Determining Whether an Arrangement Contains a Lease, we assessed all of our power purchase agreements acquired since July 1, 2003, and concluded that the agreements related to our Steamboat 2/3 and Burdette projects contained a lease element requiring lease accounting. Accordingly, revenues related to the lease element of the agreements are presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy presented as ‘‘energy and capacity’’ revenue in our financial statements. As the lease revenue and the energy and capacity revenues are derived from the same arrangement, we analyze such revenues, and related costs, on a combined basis for management purposes.

Seasonality

The demand for the electricity generated by our projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Ormesa project and the Mammoth project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variation in Nevada. In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreement for the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by the power purchaser in California in the summer months as a result of the increase in demand and in prices has a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

Expenses

The principal expenses attributable to each of our operating projects include expenses under the operations and maintenance agreements between each project and Ormat Nevada, such as salaries, lease expenses, royalties, geothermal fluid supply, startup and auxiliary electricity purchases, property tax and insurance, and, for the California projects, transmission charges, scheduling charges and sweet water purchases for plant cooling towers. Ormat Nevada allocates General and Administrative (G&A) expenses between its primary subsidiaries, including us.

The principal project expenses under the operations and maintenance agreement include:

•	For each project other than the Mammoth project, a fixed monthly fee, subject to adjustments based on the Consumer Price Index, Urban Consumers-West based on January 1 of each year, which covers all costs associated with staffing, administration, ordinary maintenance and certain incidental costs at each plant and routine replacement of parts and consumables (other than for the wells).

•	For each project other than the Mammoth project, actual cost and expenses plus a 10% mark-up for certain ‘‘extraordinary operation expenses.’’ These extraordinary operation expenses include all major corrective maintenance work, any modifications, additions, or deletions to the projects’ equipment, any cost incurred as a result of any change in law, authorizations, power purchase agreements, plant connection agreement or in exercise of emergency management powers, any cost incurred by Ormat Nevada with respect to our environmental responsibilities, and work in connection with the geothermal fields and wells described in the operations and maintenance agreement.

•	Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of cost of revenues and are paid as a percentage of the revenues derived from the associated geothermal rights. For the year ended December 31, 2005, royalties were approximately 3.6% of revenues. Under a fluid supply agreement, Brady pays to Western States a royalty payment of 1% of the net revenues of the Desert Peak 1 plant derived from the sale of electricity under the Brady project’s power purchase agreement and reimburses Western States for certain costs. These payments are included as a component of cost of revenues.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements set forth in Part II Item 8 of this annual report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management’s historical experience, the terms of existing contracts, management’s observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include:

•	Revenues. Revenues related to the sale of electricity from our geothermal power plants and capacity payments paid in connection with such sale are recorded based upon output delivered and capacity provided by such power plants at rates specified pursuant to the relevant power purchase agreements.

•	Determining Whether an Arrangement Contains a Lease. In May 2003, the Emerging Issues Task Force (EITF) reached consensus in EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. The adoption of EITF No. 01-8 effective July 1, 2003 did not have a material effect on our financial position or results of operations. The power purchase agreement acquired in connection with the acquisition of the Steamboat 2/3 project contains a lease element within the scope of SFAS No. 13. Accordingly, for the year ended December 31, 2004, revenues and costs associated with the lease element of the Steamboat 2/3 power purchase agreements have been presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy being presented as ‘‘energy and capacity’’ revenue in our financial statements. As the lease portion of energy and capacity revenues and the energy and capacity revenues are derived from the same arrangement, we analyze such revenues, and related costs, on a combined basis for management purposes.

•	Property, Plant and Equipment. Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plant facilities are capitalized. Major improvements are capitalized and repairs and maintenance costs are expensed. We capitalize interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates. Power plants are depreciated using the straight-line method over the term of the relevant power purchase agreement. We estimate that the useful life of our power plants coincides with the term of the power purchase agreement, however, it is possible that the power plants may last longer than the related power purchase agreement. We peridically re-evaluate the estimated useful life of our power plants, which may result in our revising the useful life to a longer period at a future date.

•	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. Long-lived assets including unconsolidated investments and power purchase agreements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net undiscounted cash flows expected to be generated by the relevant asset. The significant assumptions that we use in estimating our undiscounted future cash flows include: (i) projected generating capacity of the project and rates to be received under the respective power purchase agreements, and (ii) projected operating expenses of the relevant project. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors relating to our business. Our review of existing factors and the resulting appropriate carrying value of our long-lived assets are subject to judgment and estimates that management is required to make. We believe that no impairment exists for our long-lived assets, however future estimates as to the recoverability of such assets may change based on revised circumstances.

•	Obligations Associated with the Retirement of Long-Lived Assets. Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. Pursuant to SFAS No. 143, which was amended by FASB Interpretation (FIN) No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, entities are required to record the fair market value of any legal liability related to the retirement of any of its assets in the period in which such liability is incurred. Our liabilities related to the retirement of our assets include our obligation to plugging wells upon termination of our operating activities, the dismantling of our geothermal power plants upon cessation of our operations and the performance of certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, when the asset is placed in service or when the liability is updated, we capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity either settles the obligation for its recorded amount or incurs a gain or a loss with respect thereto, as applicable. We estimate the costs related to such liabilities and if such estimates are incorrect, then the capitalized costs and carrying amount of the related long-lived asset will change and as a result may affect our consolidated financial condition and results of operation.

•	Derivative Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless such instruments are exempted from derivative treatment as a normal purchase and normal sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We are subject to the provisions of SFAS No. 133 Derivative Implementation Group (DIG) Issue No. C15 (DIG Issue No.C15), Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also, pursuant to DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. We have power sales agreements that qualify as derivative instruments under DIG Issue No. C15 and do not meet the exception as they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. Our adoption of the provisions of DIG Issue No.C15 in 2002 did not have a material impact on our consolidated financial position and results of operations. In June 2003, the Financial Accounting Standards Board (FASB) issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, or October 1, 2003 for us. DIG Issue No. C20 requires contracts that did not previously qualify for the normal purchases and normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortize such fair value over the remaining contract period. Upon our adoption of DIG Issue No. C20, we elected the normal purchase and normal sales scope exception under FAS No. 133 related to our power purchase agreements. Accordingly, our power purchase agreements are exempt from derivative trearment. Such adoption did not have a material impact on our consolidaated financial position and results of operations.

•	Accounting for Income Taxes. We are included in OTec’s consolidated federal and state tax returns as an affiliated group. We account for income taxes using the seperate return method pursuant to SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements in accordance with SFAS No. 109, we are required to estimate our income tax in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. Such differences result in deferred tax assets and liabilities which are included in our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that such recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in our consolidated statement of operations. Management uses significant judgment in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income and we have net operating loss carryforwards for which a deferred tax valuation allowance has been established, we may be required to adjust our valuation allowance. Realization of the deferred tax assets and investment tax credits as of December 31, 2005 is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. We account for investment tax credits and we will account in the future, if applicable, for production tax credits as a reduction to income tax in the year in which the credits arise.

New Accounting Pronouncements

Exchange of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for us). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by us of SFAS No. 153 effective July 1, 2005 did not have a material impact on our results of operations and financial position.

Accounting for Conditional Retirement Obligations

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). Our adoption of FIN No. 47 as of December 31, 2005 did not have an impact on our results of operations and financial position.

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

Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for us), for all other limited partnerships. We are currently evaluating the impact of implementing the provisions of EITF Issue No. 04-5 related to our investment in Mammoth-Pacific, L.P.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for us). We do not expect for SFAS No. 155 to have a material impact on our results of operations and financial position in future periods.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented in the tables below. A comparison of the years described below may be of limited value as a result of the effects that our recent acquisitions and enhancements of acquired projects have had on our historical operating results.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Statements of Operations Historical Data:
Revenues:
Energy and Capacity	$46,660	$48,071	$41,885
Lease portion of energy and capacity	10,799	9,556	—
Total revenues	57,459	57,627	41,885
Cost of revenues:
Energy and Capacity	37,017	33,532	30,387
Lease portion of energy and capacity	5,410	4,409	—
Total cost of revenues	42,427	37,941	30,387
Gross margin	15,032	19,686	11,498
General and administrative expenses	1,632	1,706	1,268
Operating Income	13,400	17,980	10,230
Other income (expense):
Interest income	827	567	23
Interest expense	(16,695)	(18,310)	(1,994)
Other non-operating income	—	50	112
Income (loss) before income taxes and equity in income of investee	(2,468)	287	8,371
Income tax benefit (expense)	922	(74)	(2,132)
Equity in income of investee	1,553	1,460	141
Income before cumulative effect of change in accounting principle	7	1,673	6,380
Cumulative effect of change in accounting principle, net of tax benefits	—	—	(205)
Net income	$7	$1,673	$6,175

	Year Ended December 31,
	2005	2004	2003
Statements of Operations Percentage Data:
Revenues:
Energy and Capacity	81.2%	83.4%	100.0%
Lease portion of energy and capacity	18.8	16.6	0.0
Total revenues	100.0	100.0	100.0
Cost of revenues:
Energy and Capacity	64.4	58.2	72.5
Lease portion of energy and capacity	9.4	7.6	0.0
Total cost of revenues	73.8	65.8	72.5
Gross margin	26.2	34.2	27.5
General and administrative expenses	2.8	3.0	3.0
Operating Income	23.3	31.2	24.5
Other income (expense):
Interest income	1.4	1.0	0.0
Interest expense	(29.1)	(31.8)	(4.8)
Other non-operating income	0.0	0.1	0.3
Income (loss) before income taxes and equity in income of investee	(4.3)	0.5	20.0
Income tax benefit (expense)	1.6	(0.1)	(5.1)
Equity in income of investee	2.7	2.5	0.3
Income before cumulative effect of change in accounting principle	0.0	2.9	15.2
Cumulative effect of change in accounting principle, net of tax benefits	0.0	0.0	(0.5)
Net income	0.0%	2.9%	14.7%

Comparison of the Year Ended December 31, 2005 and the Year Ended December 31, 2004

Total Revenues

Total revenues for the year ended December 31, 2005 were $57.5 million, which represented a 0.3% or $0.2 million decrease over total revenues of $57.6 million for the year ended December 31, 2004. The decrease was principally due to a $3.1 million decrease in the Ormesa project’s revenues for the year ended December 31, 2005, which amounted to $28.1 million, as compared with $31.1 million for the year ended December 31, 2004 due to a lower availability of the well-field in the Ormesa project, as described under ‘‘Total Cost of Revenues’’. The decrease was offset due to an increase in the Steamboat project as a result of the acquisition of the Steamboat 2/3 project on February 11, 2004, whose revenues for the year ended December 31, 2005 amounted to $17.6 million, as compared with $15.4 million for the year ended December 31, 2004 and by an increase in the Brady project’s revenues whose revenues for the year ended December 31, 2005, amounted to $11.8 million, as compared with $11.1 million for the year ended December 31, 2004, as a result of higher energy rates and additional revenues from the sale of the project’s renewable energy credits. In addition, the Burdette plant began operations in October 2005.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2005 were $42.4 million, which represented an 11.8% increase over total cost of revenues of $37.9 million for the year ended December 31, 2004. The increase was principally due to the acquisition of the Steamboat 2/3 project, as cost of revenues for the year ended December 31, 2005 included $9.1 million of expenses related to

Steamboat project, while for the year ended December 31, 2004, $7.1 million from the Steamboat project were included. The remainder of the increase is mainly due to the increased costs in the amount of $3.6 million within the Ormesa project, due to a significant increase in the geothermal field costs and maintenance costs of such project due to a higher-than-average rate of failure of production pumps and wells (including abandonment of one production well), which resulted in a lower availability of the well-field. These costs included the replacement of a relatively large number of pumps and injection pipeline repairs. We also had increased costs in the amount of $0.8 million in the Steamboat project. As a result, gross margins were 26.2% for the year ended December 31, 2005 compared to 34.2% for the year ended December 31, 2004. The increase in total cost of revenues was partially offset by the cancellation of accruals in the aggregate amount of $2.5 million due to the resolution of contingencies.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the year ended December 31, 2005, as compared to $1.7 million for the year ended December 31, 2004. Such decrease of $0.1 million is principally due to the change of the allocation of certain expenses from the Parent, the decrease was partially offset by an increase in professional services fees as a result of our new compliance obligations following the filing of a Registration Statement on Form S-4.

Interest Expense

Interest expense for the year ended December 31, 2005 was $16.7 million, as compared with $18.3 million for the year ended December 31, 2004. The decrease was primarily due to: (i) a decrease of $0.4 million in interest expense on the note payable to our parent to $0.9 million for the year ended December 31, 2005, from $1.3 million for the year ended December 31, 2004, (ii) a decrease in interest expenses of $2.2 million as a result of the repayment of the Ormesa loan on December 31, 2004, and (iii) a $1.0 million interest capitalized to projects due to a higher volume of construction as compared with $0.1 million last year. The decrease was offset by a $1.9 million increase in the interest expense in respect of the $190.0 million of the Senior Secured Notes, which was $16.8 million for the year ended December 31, 2005 compared to $14.9 million for the period from February 13, 2004 to December 31, 2004.

Income Taxes

Income tax benefit for the year ended December 31, 2005 was $0.9 million, as compared with $0.1 million income tax expense for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2005 and 2004 was 37.4% and 25.8%, respectively. During the year ended December 31, 2004, our effective tax rate was reduced by approximately 10.5% resulting from depletion deductions of approximately $90,000 for tax purposes in excess of the book basis of geothermal field resources. Such difference is considered a permanent difference.

Equity in Income of Investee

Equity in income of investee was $1.6 million for the year ended December 31, 2005 as compared with $1.5 million for the year ended December 31, 2004, representing our 50% ownership interest in the income of Mammoth-Pacific L.P.

Net Income (Loss)

Net income for the year ended December 31, 2005 was $0.1 million as compared with net income of $1.7 million for the year ended December 31, 2004. The decrease of $1.6 million in net income was primarily the result of the following: (i) a decrease of $4.6 million in operating income resulting, primarily, from the lower gross margins, as discussed above, (ii) a net decrease of $1.9 million in net interest expenses, (iii) a decrease of $1.0 million in income tax expense resulting from the decrease in income before income taxes, and (iv) an increase of $0.1 million in equity income of investee.

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

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2004 were $37.9 million, which represented a 24.9% increase over total cost of revenues of $30.4 million for the year ended December 31, 2003. The increase was principally due to the acquisition of the Steamboat complex, as cost of revenues for the year ended December 31, 2004 included $8.3 million of expenses related to the Steamboat complex, while for the year ended December 31, 2003, $0.9 million from the Steamboat complex were included. The remaining $0.1 million increase in total cost of revenues for the year ended December 31, 2004 was due to depreciation on capital enhancements related to the Ormesa project that were completed in July 2003, offset by a reduction in Brady’s expenses. As a percentage of total revenues, the total cost of revenues was 65.8% for the year ended December 31, 2004 comparable to 72.5% for the year ended December 31, 2003. This decrease was due to the Steamboat 2/3 project, as its cost of revenues percentage was slightly lower than the projects in our portfolio prior to such acquisition. Gross margins were 34.2% for the year ended December 31, 2004 compared to 27.5% for the year ended December 31, 2003. Such increase was due to the Steamboat 2/3 project, as its margin percentage was slightly higher than of the projects in our portfolio prior to such acquisition.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the year ended December 31, 2004, as compared to $1.3 million for the year ended December 31, 2003. The increase of $0.4 million is due to the increased general administrative activity due to the acquisition of the Steamboat project that was operating during the year ended December 31, 2004.

Interest Expense

Interest expense for the year ended December 31, 2004 was $18.3 million, as compared to $2.0 million for the year ended December 31, 2003. The increase was primarily due to $14.8 million of interest expense on the Senior Secured Notes and interest expense of $1.1 million related to notes payable to Ormat Nevada. Prior to December 1, 2003, all amounts owed to Ormat Nevada were interest free. Effective December 1, 2003, we began recording interest expense at an interest rate of approximately 5% per annum on all outstanding balances under notes payable to Ormat Nevada. In addition, during the year ended December 31, 2004, we incurred $0.6 million of additional amortization of deferred financing costs as a result of a one time interest expense of our early repayment of the Ormesa loan on December 31, 2004. See ‘‘ Liquidity and Capital Resources’’.

Income Taxes

Income tax provision for the year ended December 31, 2004 was $0.1 million, as compared with $2.1 million for the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2004 and 2003 was 25.8% and 25.5%, respectively. During the year ended December 31, 2004, our effective tax rate was reduced by approximately 10.5% resulting from depletion deductions of approximately $90,000 for tax purposes in excess of the book basis of geothermal field resources. Such difference is considered a permanent difference. During the year ended December 31, 2003 our effective tax rate was reduced by approximately 15.5% resulting from the generation of investment tax credits related to our enhancements during 2003 of the Ormesa project.

Equity in Income of Investee

Equity in income of investee was $1.5 million (net of income taxes of $0.9 million) for the year ended December 31, 2004 as compared with $0.1 million for the year ended December 31, 2003, representing our 50% ownership interest in the income of Mammoth-Pacific, L.P., which was acquired by Ormat Nevada on December 18, 2003 and transferred to us on January 30, 2004.

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

Prior to December 1, 2003 amounts owed to Ormat Nevada were interest free and payable from available cash. On December 1, 2003, we entered into a loan agreement with Ormat Nevada pursuant to which we may borrow up to $55 million from time to time. The loan is due in 2021 and is payable only from available cash flow, is subordinated to other debt and has been classified as non-current. Interest accrues on the unpaid principal of the loan amount at a rate per annum equal to the higher of 5% or the applicable Federal rate (4.79% and 4.68% at December 31, 2005 and 2004, respectively), and is added to the principal and is also due in 2021 or from available cash flow.

Our third-party debt is composed of project finance debt for the purpose of refinancing projects or for the acquisition of our projects. On February 13, 2004, we issued the Senior Secured Notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project and Mammoth project. On March 16, 2005, we exchanged these unregistered notes for Senior Secured Notes with substantially identical terms that have been registered under the securities Act of 1933, as amended. As of December 31, 2005, there was $183,398,741 of Senior Secured Notes outstanding. The Senior Secured Notes are collateralized by substantially all of our assets and the assets of our subsidiaries and is jointly and severally fully and unconditionally guaranteed by all of our wholly owned subsidiaries. The collateral securing the Senior Secured Notes consists of (with certain exceptions) all of our and our wholly owned subsidiaries’ real and personal property, contractual rights, revenues and bank accounts, intercompany notes and insurance policies.

Our management believes that the projects’ generated cash will be sufficient to address our liquidity. Additionally, we have an outstanding balance of $31.1 million of subordinated loan from

Ormat Nevada, out of a total of $55.0 million, as described above. Therefore, we may borrow, if required, up to $23.9 million from Ormat Nevada in order to address other investment requirements.

Historical Cash Flow

The following table sets forth the components of our cash flows for the relevant years indicated:

	Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$10,257	$15,670	$20,028
Net cash provided by (used in) investing activities	10,004	(101,377)	(15,962)
Net cash provided by (used in) financing activities	(20,261)	85,707	(4,066)

For the Year Ended December 31, 2005

Net cash provided by operating activities for the year ended December 31, 2005 was $10.3 million, as compared with $15.7 million for the year ended December 31, 2004. Such decrease was primarily due to: (i) a decrease of $1.3 million in accounts payable and accrued expenses (including those payable to our parent) for the year ended December 31, 2005 as compared to an increase of $0.1 million for the year ended December 31, 2004, (ii) a decrease of $1.7 million in net income mainly as a result of the decrease of $4.6 million in operating income, (iii) a decrease of $1.0 million in deferred income tax provision, and (iv) a decrease of $0.5 million in distributions from Mammoth-Pacific, L.P.

Net cash provided by investing activities for the year ended December 31, 2005 was $10.0 million, as compared with net cash used in investing activities of $101.4 million for the year ended December 31, 2004. Investing activities in the year ended December 31, 2005 reflect a decrease in restricted cash of $19.3 million which were invested in the Burdette project. This decrease was offset by an increase of $12.2 million in restricted cash that will be used for the semi-annual principal and interest payment scheduled for June 30, 2006 related to the Senior Secured Notes. In addition, we received distributions from Mammoth-Pacific, L.P. comparable to 2004.

Net cash used in financing activities for the year ended December 31, 2005 was $20.3 million as compared with net cash provided by financing activities for the year ended December 31, 2004 of $85.7 million. The principal element of the cash flow from financing activities for the year ended December 31, 2005 was the net $13.7 million repayment of a long-term subordinated loan from Ormat Nevada compared to net repayment of $79.1 million for the year ended December 31, 2004 and a repayment of $6.1 million of the Senior Secured Notes.

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

Net cash used in investing activities for the year ended December 31, 2004 was $101.4 million, as compared with $16.0 million for the year ended December 31, 2003. Capital expenditures for our power facilities of $9.6 million primarily includes $6.4 million for the construction of the Burdette project and $1.8 million for the purchase of certain geothermal, mineral and surface rights related to Brady project. This amount reflects a decrease of $7.4 million for year ended December 31, 2004 compared to year ended December 31, 2003 mainly as a result of fewer enhancements to our power facilities performed in 2004. Investing activities in 2004 reflect the use of funds for the acquisition of the Steamboat 2/3 project for a total of $74.4 million, a deposit payment of $2.5 million for the use of the Meyberg property and a net increase in restricted cash of $18.0 million generated from the proceeds from the issuance of the Senior Secured Notes in February 2004, that are earmarked for capital expenditures and the debt service reserve account established pursuant to the terms governing our Senior Secured Notes. This amount is net of $13.1 million which we used to repay the Ormesa loan on December 31, 2004 and $6.4 million drew out for the construction of the Burdette project. These amounts were offset by a distribution of $2.6 million from our 50% investment in Mammoth- Pacific, L.P.

Net cash provided by financing activities for the year ended December 31, 2004 was $85.7 million as compared with net cash used in financing activities for the year ended December 31, 2003 of $4.1 million. The principal factors which affected cash flow from financing activities for the year ended December 31, 2004 were the issuance of the Senior Secured Notes amounting to $190 million, less debt issuance costs of $9.2 million, the net repayment of $79.1 million of the long-term subordinated loan from Ormat Nevada and repayment of $16.0 million of our long-term debt (including full repayment of our loan with United Capital in the amount of $13.1 million).

Capital Expenditures

Our capital expenditures primarily relate to the enhancement of existing power plants and the construction of new power plants.

Enhancement and Construction

Mammoth Project.    Mammoth-Pacific, L.P. completed the drilling activities at the Mammoth project under an approximately $8.3 million enhancement program which we believe will result in an increase in the output of the project by 4 MW. The new well will be connected to the plant at some point during 2006, depending on weather conditions. We have a 50% equity holding in Mammoth- Pacific.

Ormesa Project.    In connection with the Ormesa project, we are in the process of drilling four additional wells, plan to add additional OEC units, replace existing units and convert some of the existing production wells to injection wells in order to implement an optimization plan for the well-field and increase the output of the project by an estimated 10 MW. We estimate that the costs of such enhancements will be up to $44.6 million and that the project will be completed by the end of the fourth quarter of 2006. As of December 31, 2005, approximately $5.5 million in costs had been incurred related to the enhancement project. We are currently in negotiations with Sothern California Edison for the sale an additional 10 MW.

We do not anticipate any other material capital expenditures in the near term, other than ordinary maintenance requirements.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. We do not have significant exposure to such market risk principally because our long-term power purchase agreements have fixed or escalating rate provisions that limit our risk of exposure to changes in electricity prices. However, beginning in May 2007, the energy payments under the Ormesa and Mammoth project power purchase agreements will be determined by reference to the purchaser’s short-run avoided costs. We estimate that energy payments will represent approximately 75% of those projects’ revenues after 2007 and there may be some volatility in their revenues as a result.

We anticipate that the majority of our long-term financing will be in the form of fixed rate securities, such as the Senior Secured Notes, and therefore we will not be exposed to changes in interest rates.

Effects of Inflation

Our principal expense, debt service, is not subject to inflation because the Senior Secured Notes have a fixed interest rate. Inflation may directly impact expenses under our operations and maintenance agreements because the fees under those agreements are subject to annual adjustments based on the Consumer Price Index, Urban Consumers-West (which we refer to as the ‘‘CPI’’). During the period from January 2005 to January 2006, such CPI increased by 3.7%. Expenses under those agreements may also increase as the costs of materials increase, although we believe that any such increase would be modest due to our limited exposure to commodity prices. Lease payments are generally fixed. Royalty payments are generally determined as a percentage of revenues and therefore are not significantly impacted by inflation.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term cash contractual obligations, excluding interest as of December 31, 2005 (dollars in thousands):

	Payment due by Period
	Remaining Total	2006	2007	2008	2009	2010	Thereafter
Senior Secured Notes due 2020	$183,399	$9,611	$8,932	$7,835	$9,140	$10,118	$137,763
Ormat Nevada subordinated loan (1)	31,067	—	—	—	—	—	31,067
Total cash contractual obligations	$214,466	$9,611	$8,932	$7,835	$9,140	$10,118	$168,830

(1)	Represents amounts due in 2021 under the Ormat Nevada subordinated loan for major capital expansion costs and are payable from cash available in the Distribution Account when permitted by Senior Secured Notes’ indenture and are due in 2021.

The following table sets forth our interest payments payable in connection with our contractual obligations as of December 31, 2005 (dollars in thousands):

	Payment of Interest due by Period
	Remaining Total	2006	2007	2008	2009	2010	Thereafter
Senior Secured Notes due 2020	$128,588	$14,937	$14,158	$13,442	$12,771	$11,996	$61,284
Ormat Nevada subordinated loan (1)	36,748	—	—	—	—	—	36,748
Total cash contractual obligations	$165,336	$14,937	$14,158	$13,442	$12,771	$11,996	$98,032

(1)	Represents amounts of interest accrues on the unpaid principal due under the Ormat Nevada subordinated loan for major capital expansion costs and are payable from cash available in the Distribution Account when permitted by Senior Secured Notes’ indenture and are due in 2021.

Off-Balance Sheet Arrangements

On June 30, 2004, Ormat Nevada entered into a Letter of Credit Agreement with Hudson United Bank, pursuant to which Hudson United Bank agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. During 2004, a letter of credit was issued in favor of the trustee for the Senior Secured Notes, for a face amount of $10.8 million. The letter of credit was issued to substitute for the cash balance in a reserve account. As of December 31, 2005, the letter of credit has not been renewed by Ormat Nevada.

Concentration of Credit Risk

Our credit risk is currently concentrated with our two major customers, Sierra Pacific Power Company and Southern California Edison.

Southern California Edison accounted for 49% of our total revenues for the year ended December 31, 2005 compared to 54% of our total revenues for the year ended December 31, 2004. Southern California Edison is also the sole purchase agreement counterparty and revenue source for the Mammoth project. Based on publicly available information, Southern California Edison’s issuer rating is BBB+ (stable outlook) by S&P and Baa1 (stable outlook) by Moody’s.

Sierra Pacific Power Company accounted for 51% of our total revenues for the year ended December 31, 2005 and 46% of our total revenues for the year ended December 31, 2004. Based on publicly available information, Sierra Pacific Power Company’s issuer rating is B+ (negative outlook) by S&P and B1 (stable outlook) by Moody’s.

If Sierra Pacific Power Company or Southern California Edison fail to make payments under their power purchase agreements with us, this would have a material adverse impact on our financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is filed with this annual report under Part II Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation.’’

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of Ormat Funding Corp. and Subsidiaries
Report of Independent Registered Public Accounting Firm	56
Consolidated Financial Statements as of December 31, 2005, and 2004 and for Each of the Three Years in the Period Ended December 31, 2005:
Consolidated Balance Sheets	57
Consolidated Statements of Operations and Comprehensive Income	58
Consolidated Statements of Stockholder’s Equity	59
Consolidated Statements of Cash Flows	60
Notes to Consolidated Financial Statements	61
Financial Statements of OrMammoth Inc.(1)
Report of Independent Registered Public Accounting Firm	81
Financial Statements as of December 31, 2005 and 2004, and for the Years Ended December 31, 2005 and 2004 and for the Period from November 10, 2003 (Date of Incorporation) to December 31, 2003:
Balance Sheets	82
Statements of Operations	83
Statements of Stockholder’s Equity	84
Statements of Cash Flows	85
Notes to Financial Statements	86
Financial Statements of Mammoth-Pacific, L.P.(2)
Report of Independent Registered Public Accounting Firm	90
Financial Statements as of December 31, 2005, and 2004 and for Each of the Three Years in the Period Ended December 31, 2005:
Balance Sheets	91
Statements of Operations	92
Statements of Partners’ Capital	93
Statements of Cash Flows	94
Notes to Financial Statements	95

(1)	As the collateral for the Senior Secured Notes includes a pledge by the Company of all of the capital stock of OrMammoth Inc. owned by the Company, separate financial statements of OrMammoth Inc. have been included pursuant to Rule 3-16 of Regulation S-X.

(2)	As the Company’s 50% ownership interest in Mammoth-Pacific, L.P. is accounted for by the equity method, separate financial statements of Mammoth-Pacific, L.P. have been included pursuant to Rule 3-09 of Regulation S-X.

Ormat Funding Corp.
and Subsidiaries

(a wholly owned subsidiary of Ormat Nevada Inc.)

Report on Audits of
Consolidated Financial Statements
As of December 31, 2005 and 2004, and for the Three
Years in the Period Ended December 31, 2005

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
    Ormat Funding Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Ormat Funding Corp. and its subsidiaries (a wholly owned subsidiary of Ormat Nevada Inc.) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
March 23, 2006

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
Assets
Current assets:
Cash	$3	$3
Restricted cash, cash equivalents and marketable securities	12,283	31
Accounts receivable	7,404	7,404
Prepaid expenses and other	616	41
Total current assets	20,306	7,479
Restricted cash, cash equivalents and marketable securities	—	19,339
Investment in Partnership	34,240	36,361
Deposits and other	2,388	2,850
Property, plant and equipment, net	164,909	142,468
Construction-in-process	4,101	6,823
Deferred financing costs, net	8,974	9,582
Intangible assets, net	9,467	10,281
Total assets	$244,385	$235,183
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$2,730	$7,064
Current portion of long-term debt	9,611	6,090
Short-term debt to Parent	180	4,318
Total current liabilities	12,521	17,472
Long-term debt, net of current portion	173,788	183,399
Long-term subordinated loan from Parent	31,067	8,216
Deferred income taxes	6,086	6,052
Asset retirement obligation	5,859	5,429
Total liabilities	229,321	220,568
Commitments and contingencies (Notes 9 and 12)
Stockholder's equity:
Common stock, par value $1 per share; 1,000 shares authorized; 500 shares issued and outstanding	1	1
Additional paid in capital	435	—
Retained earnings	14,621	14,614
Accumulated other comprehensive income	7	—
Total stockholder's equity	15,064	14,615
Total liabilities and stockholder's equity	$244,385	$235,183

The accompanying notes are an integral part of these financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Revenues:
Energy and capacity	$46,660	$48,071	$41,885
Lease portion of energy and capacity	10,799	9,556	—
Total revenues	57,459	57,627	41,885
Cost of revenues:
Energy and capacity	37,017	33,532	30,387
Lease portion of energy and capacity	5,410	4,409	—
Total cost of revenues	42,427	37,941	30,387
Gross margin	15,032	19,686	11,498
General and administrative expenses	1,632	1,706	1,268
Operating income	13,400	17,980	10,230
Other income (expense):
Interest income	827	567	23
Interest expense	(16,695)	(18,310)	(1,994)
Other non-operating income	—	50	112
Income (loss) before income taxes and equity in income of investee	(2,468)	287	8,371
Income tax benefit (expense)	922	(74)	(2,132)
Equity in income of investee	1,553	1,460	141
Income before cumulative effect of change in accounting principle	7	1,673	6,380
Cumulative effect of change in accounting principle (net of tax benefit of $125,000)	—	—	(205)
Net income	7	1,673	6,175
Other comprehensive income:
Unrealized gain on marketable securities, net of related taxes of $4,000, $0 and $0, respectively	7	—	—
Comprehensive income	$14	$1,673	$6,175

The accompanying notes are an integral part of these financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(dollars in thousands)
Balance at December 31, 2002	500	$1	$—	$6,766	$—	$6,767
Net income	—	—	—	6,175	—	6,175
Balance at December 31, 2003	500	1	—	12,941	—	12,942
Net income	—	—	—	1,673	—	1,673
Balance at December 31, 2004	500	1	—	14,614	—	14,615
Contribution from Parent	—	—	435	—	—	435
Net income	—	—	—	7	—	7
Unrealized gain on marketable securities available-for-sale, net of related tax benefit of $4,000	—	—	—	—	7	7
Balance at December 31, 2005	500	$1	$435	$14,621	$7	$15,064

The accompanying notes are an integral part of these financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$7	$1,673	$6,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,130	9,095	4,861
Amortization	1,864	2,917	1,055
Accretion of asset retirement obligation	377	303	224
Equity in income of investee	(1,553)	(1,460)	(141)
Distributions from Partnership	1,656	2,140	—
Deferred income tax provision (benefit)	(922)	74	2,132
Cumulative effect of change in accounting principle	—	—	205
Accrued interest on long-term subordinated loan from Parent	180	1,295	199
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	591	(439)
Prepaid expenses and other	(575)	282	(261)
Deposits and other	526	—	(550)
Accounts payable and accrued expenses	(4,334)	(2,111)	4,998
Payable to Parent for operating activities	2,901	871	1,570
Net cash provided by operating activities	10,257	15,670	20,028
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	7,098	(17,974)	1,032
Capital expenditures	—	(9,601)	(16,994)
Distributions from Partnership	2,970	2,627	—
Deposits and other	(64)	(2,063)	—
Cash paid for acquisition	—	(74,366)	—
Net cash provided by (used in) investing activities	10,004	(101,377)	(15,962)
Cash flows from financing activities:
Borrowings from Parent	10,862	43,654	5,261
Repayment of long-term subordinated loan from Parent	(24,591)	(122,759)	(3,372)
Proceeds from issuance of long-term debt	—	190,000	—
Repayments of long-term debt	(6,090)	(15,985)	(4,527)
Deferred debt issuance costs	(442)	(9,203)	(1,428)
Net cash provided by (used in) financing activities	(20,261)	85,707	(4,066)
Net increase in cash	—	—	—
Cash at beginning of year	3	3	3
Cash at end of year	$3	$3	$3
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$14,474	$14,611	$1,220
Supplemental non-cash investing and financing activities:
Increase in asset retirement costs	$53	$1,156	$2,475
Increase in asset retirement obligations	$53	$1,156	$2,805
Payable to Parent for capital expenditure	$29,361	$—	$—
Conversion of amounts due(from)/to Parent with long-term subordinated loan from Parent	$2,901	$871	$1,570
Contribution of property, plant and equipment from Parent	$435	$—	$—
Transfer of ORNI 7 (including Steamboat Geothermal) and 50% interest in Mammoth from Parent and incurrence of long-term subordinated loan from Parent	$—	$—	$39,847

The accompanying notes are an integral part of these financial statements.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Funding Corp. (‘‘OFC’’) and subsidiaries (collectively, the ‘‘Company’’), a wholly owned subsidiary of Ormat Nevada Inc. (the ‘‘Parent’’), is engaged in the ownership and operation of geothermal power plants in Southern California and Nevada, United States of America (‘‘U.S."). The Parent is a wholly owned subsidiary of Ormat Technologies, Inc. (the ‘‘U.S. Parent’’), which in turn is a subsidiary of Ormat Industries Ltd. (the ‘‘Ultimate Parent’’).

All of the Company’s power plant facilities are listed as Qualifying Facilities under the Public Utility Regulatory Policies Act (‘‘PURPA’’). The related power purchase agreements for such facilities are dependent upon the Company maintaining the Qualifying Facility status. Management believes that all of the facilities were in compliance with the Qualifying Facility status as of December 31, 2005.

Rounding

Dollar amounts in the notes to these financial statements are rounded to the closest $1,000.

Basis of presentation

As further discussed in Note 2, on June 30, 2003, the Parent, through ORNI 7 LLC (‘‘ORNI 7’’), a wholly owned subsidiary of the Parent, acquired Steamboat Geothermal LLC (‘‘SG’’), and on December 18, 2003, the Parent acquired a 50% ownership interest in Mammoth-Pacific, L.P. (‘‘Mammoth’’). On December 8, 2003, the Parent contributed its ownership interests in ORNI 7 to the Company at net book value, and on January 30, 2004, the Parent contributed its 50% ownership interest in Mammoth at net book value to OrMammoth Inc. (‘‘OrMammoth’’), a wholly owned subsidiary of the Company. Such transfers have been accounted for as entities under common control in a manner similar to a pooling of interests of entities, and have been reflected in these financial statements as having occurred as of the respective purchase dates. Prior to the acquisition of ownership interests in SG and Mammoth, ORNI 7 and OrMammoth were dormant entities.

Also as further discussed in Note 2, on February 11, 2004, the Company, through ORNI 7, acquired the Steamboat 2/3 project. The operating results related to the Steamboat 2/3 projects have been included in these consolidated financial statements beginning February 11, 2004.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: ORNI 1 LLC, ORNI 2 LLC, ORNI 7, Ormesa LLC and OrMammoth. All intercompany accounts and transactions are eliminated.

The Company accounts for its interests in partnerships and companies in which it has equal to or less than 50% ownership interest under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of such companies. The Company’s earnings in investments accounted for under the equity method have been reflected as ‘‘Equity in income of investee’’ on the Company’s consolidated statements of operations.

Cash

Cash consists of deposit accounts with banks.

Marketable securities

Marketable securities consist of debt securities (mainly auction rated securities and commercial paper). The Company accounts for such securities in accordance with Statement of Financial

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At December 31, 2005 all of the Company’s investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value based upon the quoted market prices of such securities at year end. Net unrealized gains or losses are reported as a component of ‘‘accumulated other comprehensive income’’ in stockholder’s equity. Net realized gains or losses are reported in interest income. The unrealized gain at December 31, 2005 is $11,000. The net unrealized gains or losses at December 31, 2004 are immaterial.

The cost and the fair value of the marketable securities at December 31, 2005 is $10,733,000 and 10,744,000, respectively. The cost and the fair value of marketable securities at December 31, 2004 is $16,339,000. The cost of the marketable securities is included among restricted cash, cash equivalents and marketable securities in the balance sheets.

Restricted cash, cash equivalents and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash, cash equivalents and marketable securities. Funds that will be used to satisfy obligations due during the next twelve months are classified as current restricted cash, cash equivalents and marketable securities, with the remainder classified as non-current restricted cash, cash equivalents and marketable securities. Such amounts are invested primarily in money market accounts and auction rate securities with a minimum investment grade of ‘‘AA’’. The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

Certain of the restricted cash accounts can be replaced by a letter of credit, and as further discussed in Note 12, as of December 31, 2004, a letter of credit in the total amount of approximately $10.8 million was issued by the Parent, on behalf of the Company, to release restriction on funds that were used as a pledge against the Company’s 8¼% Senior Secured Notes (see Note 6). As of December 31, 2005, such letter of credit had not been renewed by the Parent.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. At December 31, 2005 and 2004, the Company had deposits in one U.S. financial institution that was federally insured up to $100,000 per account.

All of the Company’s revenues, and the related receivable balances, are earned from two power companies: Southern California Edison Company (‘‘SCE’’) and Sierra Pacific Power Company (‘‘SPPC’’). Revenues from SCE and SPPC for the years ended December 31, 2005, 2004 and 2003 amounted to 49% and 51%, 54% and 46% and 73% and 27%, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, as well as a deposit held for certain real property near the Steamboat facilities (‘‘Meyberg Property’’). As further

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussed in Note 11, the deposit is associated with a lease agreement (‘‘Meyberg Lease’’) granting the right to develop certain land identified in the lease for the purpose of expanding the Company’s geothermal assets and resources.

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plant facilities are capitalized. Major improvements are capitalized, and repairs and maintenance costs are expensed. Power plants are depreciated using the straight-line method over the term of the relevant power purchase agreement, which range from 15 to 21 years, except Steamboat 1 which will be completely depreciated in 2006. The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

Machinery and equipment – computers	3 years
Office equipment – furniture and fixtures	5 years
Office equipment – other	5-7 years
Automobiles	5 years

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and is recorded in operating income.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $1,036,000, $132,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Asset retirement obligation

As required by SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, which was amended by FASB Interpretation (‘‘FIN’’) No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, the Company records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred, when the asset is placed in service or when the liability is updated. The Company’s legal liabilities include plugging wells and post-closure costs of geothermal power producing sites. When a new liability for asset retirement obligations is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

Deferred financing costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the statement of operations. Accumulated amortization related to deferred financing costs amounted to approximately $2,069,000 and $1,019,000 at December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,050,000, $2,017,000 and $576,000, respectively.

Intangible assets

Intangible assets consist of allocated acquisition cost of power purchase agreements, which are amortized over the 15 to 21-year terms of the agreements using the straight-line method.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to the provisions of SFAS No. 133 Derivative Implementation Group (‘‘DIG’’) Issue No. C15, Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also under DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. The Company has power sales agreements that qualify as derivative instruments under DIG Issue No. C15 because they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. In June 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 superseded DIG Issue No. C11, Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception, and specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, (i.e. October 1, 2003, for the Company). In conjunction with initially applying the implementation guidance, DIG Issue No.C20 requires contracts that did not previously qualify for the normal purchases normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortize such fair value over the remaining contract period. Upon adoption of DIG Issue No. C20, the Company elected the normal purchase and normal sales scope exception under SFAS No. 133 related to its power purchase agreements. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

Comprehensive income reporting

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when a company has items of other comprehensive income. Comprehensive income includes net income plus other comprehensive income, which for the Company consists of unrealized gain or loss on marketable securities available-for-sale.

Revenues

Revenues related to the sale of electricity from geothermal power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. As described below, for power purchase agreements (‘‘PPAs’’) acquired as part of the projects purchased since July 1, 2003 (see Note 2), revenues related to the lease element of the PPA are included as ‘‘lease portion of energy and capacity’’ revenues, with the remaining revenues related to the production and delivery of energy presented as ‘‘energy and capacity’’.

In May 2003, the Emerging Issues Task Force (‘‘EITF’’) reached consensus in EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF Issue No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combination on or after July 1, 2003. The adoption of EITF Issue No. 01-8 effective July 1, 2003 did not have a material effect to the Company’s financial position or results of operations. As further discussed in Note 9, the PPA acquired as part of the Steamboat 2/3 project which was purchased since July 1, 2003, contains lease elements within the scope of SFAS No. 13.

Income taxes

The Company is included in the U.S. Parent’s consolidated federal and state tax returns as an affiliated group. Income taxes are accounted for by the Company using the separate return method pursuant to SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company uses the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The current income taxes payable/receivable are recorded in amounts due to/from Parent as the Company settles such obligations currently.

Fair value of financial instruments

The carrying amount of restricted cash and cash equivalents approximates fair value because of the short maturity of those instruments. The marketable securities are presented at fair value. The fair value of long-term debt is estimated based on the current borrowing rates for similar issues, and for the senior secured notes (see Note 6) such fair value amounted to $185.2 million and $191.9 million compared to carrying amount of $183.4 million and $189.5 million at December 31, 2005 and 2004, respectively.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of such financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New accounting pronouncements

SFAS No. 153 — Exchange of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by the Company of SFAS No. 153 effective July 1, 2005, did not have a material impact on its results of operations and financial position.

FIN No. 47 — Accounting for Conditional Retirement Obligations, an Interpetation of FASB Statement No. 143

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company’s adoption of FIN No. 47 as of December 31, 2005, did not have an impact on its results of operations and financial position.

SFAS No. 154 — Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The Company does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

EITF Issue No. 04-5 — Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF No. 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company), for all other limited partnerships. The Company is currently evaluating the impact of implementing the provisions of EITF Issue No. 04-5 related to its investment in Mammoth-Pacific, L.P.

SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

NOTE 2 — BUSINESS ACQUISITIONS

The Steamboat Projects

On June 30, 2003, the Parent through ORNI 7, acquired from two groups of unrelated sellers, a 100% interest in Steamboat Geothermal LLC (‘‘SG’’), which owns geothermal power plants (‘‘Steamboat 1/1A’’) in Nevada. On December 8, 2003, the Parent contributed its ownership interest in ORNI 7 to the Company at net book value. The purchase price of approximately $1.2 million was paid in cash, of which, $2.1 million has been recorded as property, plant and equipment, less assumption of liabilities of $0.9 million. The acquisition has been accounted for under the purchase method of accounting and the acquired assets are being depreciated over their estimated useful lives of three to fifteen years. The results of operations of the Steamboat 1/1A Project have been included in the consolidated financial statements since July 1, 2003.

On February 11, 2004, the Company acquired 100% of the outstanding shares of capital stock of Steamboat Development Corp. (‘‘SDC’’) from an unrelated party. SDC owned certain leasehold interests as a lessee in the two Steamboat 2/3 geothermal power plants and certain related geothermal leases. On February 13, 2004, the Company acquired all of the beneficial rights, title, and interest in the Steamboat 2/3 geothermal power plants from the lessor. The Company acquired SDC to increase its geothermal power plant operations in the United States. The Company acquired the lessee and lessor positions of the Steamboat 2/3 geothermal power plants for a combined purchase price of approximately $73.6 million, plus transaction cost of approximately $0.8 million. The acquisition has

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been accounted for under the purchase method of accounting, and the acquired assets and intangibles are being depreciated over their estimated useful lives of approximately 19 years. The purchase price of the lessee and lessor position has been allocated based on an independent valuation and management’s estimates. The results of the Steamboat 2/3 Project’s operations have been included in the consolidated financial statements since February 11, 2004.

Net assets transferred to or purchased by the Company have been allocated as follows:

	Steamboat 1/1A Project	Steamboat 2/3 Project
	(dollars in thousands)
Property, plant and equipment	$2,138	$70,319
Power purchase agreements	—	4,499
Accounts receivable assumed	—	1,944
Accrued liabilities assumed	(923)	(1,455)
Asset retirement obligation	—	(941)
Total cash paid	$1,215	$74,366

The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003, assumes the Steamboat 2/3 Project acquisition occurred on January 1, 2003. The pro forma results include: (i) the elimination of interest expense related to the Steamboat 2/3 Project’s finance lease agreement that was terminated as part of the acquisition of the lessee and lessor interests and, (ii) the change in depreciation and amortization resulting from the step-up in basis of property, plant and equipment and power purchase agreements of approximately $29.5 million and $4.5 million, respectively. The pro forma results are not necessarily indicative of what the actual results of operations would have been had the acquisition been completed on January 1, 2003, nor are they necessarily indicative of future consolidated results.

	Year Ended December 31,
	2004	2003
	(dollars in thousands)
Revenues	$59,569	$56,208
Income before cumulative effect of accounting change	2,270	9,613
Net income	2,270	9,408

The Mammoth Project

On December 18, 2003, the Parent acquired a 50% ownership interest in Mammoth-Pacific, L.P. (‘‘Mammoth’’), which is comprised of three geothermal power plants, with a combined generating capacity of 25 MW, located near the city of Mammoth, California (‘‘Mammoth Project’’). On January 30, 2004, the Parent transferred the ownership interest in Mammoth to the Company at net book value, which approximated $38.8 million at December 31, 2003.

The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The condensed financial position and results of operations of Mammoth are summarized below:

	December 31,
	2005	2004
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,430	$11,088
Non-current assets	82,550	83,944
Current liabilities	1,114	924
Non-current liabilities	3,708	3,774
Partners' Capital	85,158	90,334

	Year Ended December 31,		Period from December 18, 2003 to December 31, 2003
	2005	2004
	(dollars in thousands)
Condensed statements of operations:
Revenues	$15,782	$15,815	$672
Gross margin*	4,021	3,830	252
Net income	3,824	3,521	246
* Including depreciation, amortization and accretion expenses	5,788	5,605	223
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,912	$1,761	$123
Plus amortization of the equity basis difference	593	593	18
	2,505	2,354	141
Less income taxes	(952)	(894)	—
Total	$1,553	$1,460	$141

The unaudited pro forma equity in income of Mammoth for the year ended December 31, 2003, assuming the acquisition of the 50% ownership interest in Mammoth occurred on January 1, 2003, would have been $1,140,000.

Effective December 18, 2003, the Parent operates and maintains the Mammoth Project under an Operation and Maintenance (‘‘O&M’’) agreement. The amount of O&M expenses paid during the years ended December 31, 2005 and 2004 were $ 2,106,000 and $1,960,000, respectively.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Land	$1,756	$1,756
Machinery and equipment	497	309
Office equipment	542	542
Automobiles	163	73
Geothermal power plans, including geothermal wells	184,584	152,344
Asset retirement cost	4,766	4,713
	192,308	159,737
Less accumulated depreciation	(27,399)	(17,269)
Total	$164,909	$142,468

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amount to $10,130,000, $9,095,000, and $4,861,000, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of all of the Company’s power purchase agreements acquired in business combinations and amounted to $9,467,000 and $10,281,000 net of accumulated amortization of $2,595,000 and $1,781,000 as of December 31, 2005 and 2004, respectively.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 amount to $814,000, $900,000 and $479,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2005 is as follows:

Year ending December 31:	(dollars in thousands)
2006	$824
2007	717
2008	674
2009	674
2010	674
Thereafter	5,904
Total	$9,467

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Scheduling and transmission charges	$589	$3,505
Other	2,141	3,559
	$2,730	$7,064

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Senior Secured Notes	$183,399	$189,489
Less current portion	(9,611)	(6,090)
	$173,788	$183,399

Senior Secured Notes

On February 13, 2004, the Company completed the issuance of $190.0 million, 8¼% Senior Secured Notes (the ‘‘Notes’’) pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the ‘‘OFC Offering’’), and received net cash proceeds of approximately $179.7 million after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the balance sheets. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced on June 30, 2004. The Notes are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of the Company, and secured (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies of the Company and its subsidiaries. There are various restrictive covenants under the Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2005, management believes that the Company was in compliance with the covenants contained in the indenture governing the Notes.

The Company may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a ‘‘make-whole’’ premium. Upon certain events, as defined in the note agreement, the Company may be required to redeem a portion of the Notes at a redemption price ranging from 100% to 101% of the principal amount of the Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

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

As required under the terms of the Notes, the Company has a restricted cash account which is classified as current on the balance sheet:

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt service reserve

The Company maintains an account with a required minimum balance, which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Notes in the following six months. As of December 31, 2005, the balance of such account was $12.3 million in cash. As of December 31, 2004, the restricted cash accounts were funded by a letter of credit which was issued by the Company in the total amount of approximately $10.8 million (see Note 12).

Non-current restricted cash at December 31, 2004 relating to proceeds from the Offering consisted of the following:

Burdette (formerly Galena) re-powering construction reserve

As required under the terms of the Notes, the Company set aside approximately $25.8 million ($19.4 million at December 31, 2004) for the construction of an additional plant at the Steamboat Complex. The Company named the project as the Burdette project. The Company completed the construction at the end of 2005.

Future minimum payments

Future minimum payments under the Notes as of December 31, 2005 are as follows:

Year ending December 31:	(dollars in thousands)
2006	$9,611
2007	8,932
2008	7,835
2009	9,140
2010	10,118
Thereafter	137,763
Total	$183,399

The payment obligation under the Notes are guaranteed by ORNI 1 LLC (‘‘ORNI 1’’), ORNI 2 LLC (‘‘ORNI 2’’), ORNI 7 LLC (‘‘ORNI 7’’), OrMammoth Inc. (‘‘OrMammoth’’), and Ormesa LLC (‘‘Ormesa’’), all wholly owned subsidiaries of the Company, as of December 31, 2005 and 2004. Prior to December 31, 2004, Ormesa was not a guarantor of the Notes, and effective December 31, 2004, upon the repayment of the Ormesa Loan in its entirety, Ormesa executed a guarantee of the Notes and granted a first priority lien on the Ormesa project and all other Ormesa assets in favor of the collateral agent for the benefit of the holders of the Notes. Such guarantees are full, unconditional and joint and several. The Company’s sole purpose is to hold 100% ownership interest in ORNI 1, ORNI 2, ORNI 7, Ormesa, and OrMammoth, and the Company does not have any independent assets or operations. ORNI 1 and ORNI 2’s sole purpose is to each hold a 50% ownership interest in Brady Power Partners. ORNI 7’s sole purpose is to hold 100% ownership interest in Steamboat Geothermal LLC and Steamboat Development Corp. OrMammoth’s sole purpose is to hold a 50% ownership interest in Mammoth-Pacific, L.P.

NOTE 7 — LONG-TERM SUBORDINATED LOAN FROM PARENT

As a result of previous acquisitions (see Note 2), the Company incurred debt to the Parent. In addition, costs incurred by the Company for major capital expansion are paid by the Parent and billed to the Company under the same debt agreement. Prior to December 1, 2003, all amounts owed to the

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent were interest free and payable from available cash, as defined. On December 1, 2003, the Company entered into a loan agreement with the Parent pursuant to which the Company may borrow up to $55 million from time to time. The loan is due in 2021 and is payable only from available cash flow, is subordinated to other debt and has been classified as non-current. Interest accrues on the unpaid principal of the loan amount at a rate per annum equal to the higher of 5% or the applicable Federal rate (4.79% and 4.68% at December 31, 2005 and 2004, respectively), and is added to the principal and is also due in 2021 or from available cash flow, as defined. Interest expense incurred under the loan agreement with the Parent amounted to $905,000, $1,295,000 and $199,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 8 — ASSET RETIREMENT OBLIGATION

The Company adopted SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, effective January 1, 2003. Under SFAS No. 143, which was amended by FIN No. 47, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. On January 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $205,000 net of related tax benefit of $125,000.

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented:

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Balance, beginning of period	$5,429	$3,029
Liabilities incurred	—	941
Changes in price estimates	53	1,156
Accretion	377	303
Balance, end of period	$5,859	$5,429

During the fourth quarter of 2005 and 2004, the Company increased the aggregate carrying amount of its asset retirement obligation by $53,000 and $1,156,000, respectively. The net increase is a result of increased costs associated with drilling rigs, cement and cement services, general manpower, engineering fees and other outside services since the adoption of SFAS No. 143.

NOTE 9 — POWER PURCHASE AGREEMENTS

The Company has various power purchase agreements, as follows:

Southern California Edison Company (‘‘SCE’’)

The Company has two power purchase agreements (‘‘Ormesa PPAs’’) with SCE related to the Ormesa Project. The Ormesa PPAs provide for the sale of capacity and energy through their respective terms, one expiring in 2017 and the other in 2018. Under the Ormesa PPAs, the Company receives a fixed energy payment through April 30, 2007, and thereafter an energy payment based on SCE’s short-run avoided cost (‘‘SRAC’’). The Ormesa PPAs provide for firm capacity and bonus payments established by the contracts and are paid to the Company each month through the contracts’ term based on plant performance. Bonus capacity payments are earned based on actual capacity available during certain peak hours. In certain circumstances, SCE or its designee has a right of first refusal to acquire the OG I and OG II power plants in the Ormesa project.

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ormesa project. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement, effective November 1, 2005, whereby SCE will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long term PPA is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term PPA are still under way and there is no guarantee that it will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on the Company.

Sierra Pacific Power Company (‘‘SPPC’’) — Nevada

The Company also has six PPAs with SPPC for operating projects; one related to the Brady Power Plant, two related to the Steamboat 1 and 1A Power Plants, two related to the Steamboat 2 and 3 Power Plants and one related to the Burdette Plant. The Steamboat 1 and 1A and Burdette PPAs provide for the sale of energy and will expire in 2006, 2018 and 2026, respectively. All the other PPAs provide for the sale of energy, and for capacity for all power plants, through their respective terms, with the following expiration dates: Brady and Steamboat 2 and 3 expire in 2022. Energy payments under the Brady PPA are based on deliveries during specified winter and summer seasons for on-peak, mid-peak, and off-peak times. Energy payments under the Steamboat 1/1A PPAs are based on the monthly average of the California-Oregon Border power market pricing, which is SPPC’s adopted SRAC.

Additional information

Pursuant to the terms of certain of the power purchase agreements, the Company may be required to make payments to the relevant power purchaser under certain conditions, such as shortfall on delivery of renewable energy and energy credits, and not meeting certain threshold performance requirements, as defined. The amount of payment required is dependent upon the level of shortfall on delivery or performance requirements and is recorded in the period the shortfall occurs. The Brady and Steamboat 2 and 3 PPAs provide that if the project does not maintain peak period capacity values of at least 85% of those listed in each of their respective contracts, the Company will be obligated to pay liquidated damages to SPPC in amounts ranging from $1.0 million to $1.5 million. If the Ormesa project fails to meet minimum performance requirements, as defined, such project may be placed on probation, the capacity of the relevant plant may be permanently reduced and, in such an instance, a refund would be owed from such project to SCE. Each of the projects may also reduce the capacity of the plants upon notice to SCE and after making a certain payment to it. The Company has not and does not currently expect to be obligated to make any material payments under its power purchase agreements.

As required by EITF 01-8 (see Note 1), the Company assessed the PPAs acquired in connection with the acquisition of Steamboat 2 and 3 Projects (see Note 2), and concluded that all such PPAs contained a lease element requiring lease accounting. In addition the Company assesed the Burdette PPA and concluded that such PPA also contains a lease element requiring lease accounting. Accordingly, revenue related to the lease element of these PPAs is presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy being presented as ‘‘energy and capacity’’ revenue in the consolidated statements of operations.

Future minimum lease revenues under PPAs which contain a lease element as of December 31, 2005 for Steamboat 2 and 3 and Burdette were as follows:

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31:	(dollars in thousands)
2006	$12,073
2007	12,203
2008	12,258
2009	12,302
2010	12,339
Thereafter	149,503
Total	$210,678

NOTE 10 — INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Deferred:
Federal	$(770)	$64	$1,542
State	(152)	10	590
	$(922)	$74	$2,132

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Deferred tax expense (exclusive of the effect of other components listed below)	$5,485	$5,070	$3,576
Benefit of operating loss carryforwards	(6,407)	(4,996)	(150)
Benefit of investment tax credits	—	—	(1,294)
	$(922)	$74	$2,132

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended December 31,
	2005	2004	2003
United States statutory tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.3	2.3	4.0
Investment tax credits	—	—	(15.5)
Permanent differences and other	(0.9)	(10.5)	3.0
	37.4%	25.8%	25.5%

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Deferred tax assets (liabilities):
Depreciation	$(21,646)	$(14,977)
Asset retirement obligation	1,809	1,581
Net operating loss carryforwards	11,780	5,373
Investment tax credits	1,971	1,971
	$(6,086)	$(6,052)

Realization of the deferred tax assets and investment tax credits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

At December 31, 2005 the Company had federal net operating loss (‘‘NOL’’) carryforwards of $30.5 million and state NOL carryforwards of $32.6 million, available to reduce future taxable income, which expire between 2021 and 2024 for federal NOLs and between 2023 and 2024 for state NOLs. The investment tax credits in the amount of $2.0 million at December 31, 2005 and 2004 carry over for 20 years until utilized and expire in 2022 and 2023.

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

Amounts incurred by the Company under the O&M agreements with the Parent were $33,908,000, $28,669,000 and $24,630,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On February 11, 2004, the Company, through ORNI 7, a wholly owned subsidiary of the Company, entered into a geothermal resource lease (the ‘‘Meyberg Lease’’) with ORNI 6, a wholly owned subsidiary of the Parent, granting ORNI 7 the right to extract geothermal steam from certain land identified in the lease. The lease also grants to ORNI 7 the right to construct and use wells, pumps, pipelines, brine pits, pumping stations and roads for the production and injection of geothermal resources. The Meyberg Lease has a primary term of five years. In February 2004, ORNI 7 paid to ORNI 6 $2.5 million for rent in the first year of the Meyberg Lease, which rent is being amortized on a straight-line basis over the five-year term of the lease. Additionally, after the first year, until such time as ORNI 7 commences production of geothermal resources in commercial quantities on the leased land, or if commercial production ceases after commencement of such production, ORNI 7 is required to pay ORNI 6 annual rent in the amount of $80,000. After commencing commercial production, ORNI 7 will be required to pay monthly royalties to ORNI 6 in the amount of 5% of gross sales of electricity from any power plant that utilizes geothermal resources produced from the leased land.

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Parent allocates general and administrative (‘‘G&A’’) expenses between its primary subsidiaries. Amounts incurred by the Company related to the G&A allocation were $950,000, $1,184,000 and $1,149,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective June 29, 2004, ORNI 7 signed a power purchase agreement, with respect to the Burdette (Formerly — Galena) project (‘‘Burdette PPA’’), with SPPC. The term of the Burdette PPA is 20 years commencing on the January 1, following the commercial operation date, which occured on February 28, 2006. On August 2, 2004, the Company and the Parent entered into an engineering, procurement and construction agreement pursuant to which the Parent designed, engineered, and constructed the Burdette project. Total cost of the project amounted to $30.5 million.

Brady, a wholly owned subsidiary, has a Fluid Supply Agreement with Western States, a wholly owned subsidiary of the Parent, pursuant to which Western States agrees to provide sufficient geothermal fluid from two wells to the Desert Peak 1 plant to allow Brady to generate up to 7 MW from the Desert Peak 1 plant. The fee for the geothermal fluid is 1% of the net revenues of Brady under the power purchase agreement to the extent that such revenues derive from the Desert Peak 2 plant and reimbursement of all rents and royalties paid by Western States to third parties under the geothermal lease, rights of way and other third party related property lease arrangements.

The U.S. Parent provides the Company with various accounting, legal, financial, developmental, operational, management and other services and assistance of the type customarily furnished by a parent corporation to its consolidated subsidiaries. The U.S Parent is reimbursed indirectly by the Company, through payments to the Parent under the O&M agreements described above, for costs and expenses incurred by the Company in connection with provision of such services.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (‘‘BLM’’) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalties expense was $2,047,000, $1,342,000 and $736,000 under the geothermal resource agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

LOC Agreement

The Parent has a letter of credit and loan agreement (‘‘LOC Agreement’’) with Hudson United Bank (the ‘‘bank’’) pursuant to which the bank agreed to issue one or more letters of credit aggregating up to $15.0 million. The LOC Agreement terminates on June 30, 2007, but is automatically extended for successive one-year periods unless notice is provided by either the Company or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at 3 months LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. At December 31, 2004 a letter of credit amounting to $10.8 million was issued under the LOC Agreement, which was used to replace cash on deposit in a reserve fund for the Notes. As of December 31, 2005, such letter of credit was not renewed by the Parent.

Contingencies

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned subsidiary, is a party to a litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and on December 31, 2005 and January 9, 2006, it entered

ORMAT FUNDING CORP. AND SUBSIDIARIES
(a wholly owned subsidiary of Ormat Nevada Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of 37% of one of the plaintiffs’ right to net operating revenues, whereby SG was assigned such 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with such plaintiff. The Company believes that any outcome of the dispute with regard to the remaining claims will not have a material impact on the Company’s results of operations.

Certain of the Company’s projects are subject to contested Federal Energy Regulatory Commission (‘‘FERC’’) rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues from those projects. The outcome of this matter cannot be predicted at this time.

The Company is a defendant in various other legal suits in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 13 — REVENUES

Total revenues in accordance with the power purchase agreements (see Note 9) are comprised as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Energy	$38,802	$39,391	$29,297
Capacity	17,283	16,569	11,545
Capacity bonus	638	1,148	1,043
Other	736	519	—
Total	$57,459	$57,627	$41,885

A portion of the above revenues have been classified as lease revenues in the consolidated statements of operations to comply with the provisions of EITF Issue No. 01-8 (see Notes 1 and 9).

NOTE 14 — COST OF REVENUES

Total cost of revenues in accordance with the power purchase agreements (see Note 9) is comprised as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Depreciation, amortization and accretion of asset retirement obligation	$11,321	$10,298	$5,564
Operating expenses	31,106	27,643	24,823
Total	$42,427	$37,941	$30,387

A portion of the above cost of revenues have been classified as lease cost of revenues in the consolidated statements of operations to comply with the provisions of EITF Issue No. 01-8 (see Notes 1 and 9).

NOTE 15 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004				2005
	(dollars in thousands)
Total revenues	$12,310	$14,578	$16,318	$14,421	$14,234	$14,146	$14,941	$14,138
Gross margin	4,536	3,544	7,292	4,314	4,525	1,395	4,623	4,489
Net income (loss)	998	(343)	1,494	(476)	441	(1,295)	654	207

OrMammoth Inc.

(a wholly owned subsidiary of Ormat Funding Corp.)

Report on Audits of Financial Statements
As of December 31, 2005 and 2004, and for the Years
Ended December 31, 2005 and 2004 and for
the Period from November 20, 2003 (Date of Incorporation) to
December 31, 2003

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
    OrMammoth Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of OrMammoth Inc. (a wholly owned subsidiary of Ormat Funding Corp.) at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for period from November 20, 2003 (date of incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
March 23, 2006

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)
 BALANCE SHEETS

	December 31,
	2005	2004
Assets
Investment in and advances to Partnership	$34,239,618	$36,360,796
Total assets	$34,239,618	$36,360,796
Liabilities and Stockholder's Equity
Long-term subordinated loan from Parent	$32,154,077	$34,759,401
Total liabilities	32,154,077	34,759,401
Stockholder's equity:
Common stock, par value $1 per share; authorized 3,000 shares; issued and outstanding 500 shares	500	500
Retained earnings	2,085,041	1,600,895
Total stockholder's equity	2,085,541	1,601,395
Total liabilities and stockholder's equity	$34,239,618	$36,360,796

The accompanying notes are an integral part of these financial statements.

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)
 STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period From November 20, 2003 (date of incorporation) to December 31, 2003
	2005	2004
Interest expense to Parent	$(1,697,274)	$—	$—
Income tax benefit	628,048
Loss before equity in income of investee	(1,069,226)	—	—
Equity in income of investee	1,553,372	1,459,743	141,152
Net income	$484,146	$1,459,743	$141,152

The accompanying notes are an integral part of these financial statements.

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)
 STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance at November 20, 2003 (date of incorporation)	—	$—	$—	$—
Issuance of shares to Parent	500	500	—	500
Net income	—	—	141,152	141,152
Balance at December 31, 2003	500	500	141,152	141,652
Net income	—	—	1,459,743	1,459,743
Balance at December 31, 2004	500	500	1,600,895	1,601,395
Net income	—	—	484,146	484,146
Balance at December 31, 2005	500	$500	$2,085,041	$2,085,541

The accompanying notes are an integral part of these financial statements.

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period From November 20, 2003 (date of incorporation) to December 31, 2003
	2005	2004
Cash flows from operating activities:
Net income	$484,146	$1,459,743	$141,152
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investee	(1,553,372)	(1,459,743)	(141,152)
Distributions from Partnership	1,656,000	2,140,044	—
Net cash provided by operating activities	586,774	2,140,044	—
Cash flows from investing activities:
Distributions from Partnership	2,844,000	2,500,000	—
Repayment of advances to Partnership	126,550	126,616	—
Net cash provided by investing activities	2,970,550	2,626,616	—
Cash flows from financing activities:
Repayment of long-term subordinated loan from Parent, net	(3,557,324)	(4,766,660)	—
Net cash used in financing activities	(3,557,324)	(4,766,660)	—
Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
Supplemental non-cash investing and financing activities:
Issuance of common stock to Parent and incurrence of long-term subordinated loan from Parent	$—	$—	$500
Transfer of 50% interest in Mammoth from Parent and incurrence of long-term subordinated loan from Parent	$—	$—	$38,631,879

The accompanying notes are an integral part of these financial statements.

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

The primary business of OrMammoth Inc (the ‘‘Company’’), a wholly owned subsidiary of Ormat Funding Corp. (the ‘‘Parent’’), is holding a 50% ownership interest in Mammoth-Pacific, L.P. (‘‘Mammoth’’), whose operations are comprised of three geothermal power plants (‘‘Mammoth Project’’), located near the city Mammoth, California. The Parent is a wholly owned subsidiary of Ormat Nevada Inc. (‘‘ONI’’), which is a wholly owned subsidiary of Ormat Technologies, Inc. (the ‘‘U.S. Parent’’), which in turn is a wholly owned subsidiary of Ormat Industries Ltd. (the ‘‘Ultimate Parent’’).

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

The Company accounts for its 50% ownership interest in Mammoth under the equity method, pursuant to which original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of Mammoth. The Company’s earnings in investments accounted for under the equity method have been reflected as ‘‘Equity in income of Investee’’ on the Company’s statements of operations. Additionally, the Company has advances to Mammoth, which are included in ‘‘Investment in and advances to Partnership’’. Such advances totaled approximately $441,000 and $568,000 at December 31, 2005 and 2004, respectively. The advances will be repaid monthly, subject to available operating cash flows over a 20-year period beginning January 1, 1996. During each of the years ended December 31, 2005 and 2004, Mammoth repaid approximately $127,000 of the advances.

Income taxes

The Company is included in the U.S. Parent’s consolidated federal and state tax returns as an affiliated group. Income taxes are accounted for by the Company using the separate return method pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company uses the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The current income taxes payable/receivable are recorded in long-term subordinated loan from Parent. There are no deferred taxes. The provision for income taxes is calculated based on the U.S Parent’s effective rate of approximately 38.0% for both the income before equity in income from investee and income from investee which is reflective of the federal statutory rate and the state income tax rate, net of the related federal benefit.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New accounting pronouncements

SFAS No. 153 — Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by the Company of SFAS No. 153 effective July 1, 2005, did not have a material impact on its results of operations and financial position.

SFAS No. 154 — Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The Company does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

EITF Issue No. 04-5 — Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF No. 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company), for all other limited partnerships. The Company is currently evaluating the impact of implementing of the provisions of EITF Issue No. 04-5 related to its investment in Mammoth-Pacific, L.P.

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

NOTE 2 — BUSINESS ACQUISITION

The Mammoth Project

On December 18, 2003, ONI acquired a 50% interest in Mammoth for an allocated purchase price of $38.6 million. On January 31, 2004, ONI transferred such 50% interest in Mammoth to the Company at net book value, which approximated $38.8 million. The purchase price paid by the Parent was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	December 31,
	2005	2004
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,430	$11,088
Non-current assets	82,550	83,944
Current liabilities	1,114	924
Non-current liabilities	3,708	3,774
Partners' Capital	85,158	90,334

ORMAMMOTH INC.
(a wholly owned subsidiary of Ormat Funding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,		Period from December 18, 2003 to December 31, 2003
	2005	2004
	(dollars in thousands)
Condensed statements of operations:
Revenues	$15,782	$15,815	$672
Gross margin*	4,021	3,830	252
Net income	3,824	3,521	246
* Including depreciation and amortization expenses	5,788	5,605	223
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,912	$1,761	$123
Plus amortization of the equity basis difference	593	593	18
	2,505	2,354	141
Less income taxes	(952)	(894)	—
Total	$1,553	$1,460	$141

NOTE 3 — TRANSACTIONS WITH RELATED ENTITIES

Prior to December 18, 2003, Mammoth had an agreement for the operation and maintenance of the Mammoth Project with Covanta Energy Corporation (the ‘‘Operator’’), and effective December 18, 2003, ONI assumed the rights and obligations as the Operator under such agreement. Operator fees are equal to the operator’s labor costs and overhead, plus monthly administrative costs.

As a result of obtaining the 50% ownership interest in Mammoth (see Note 2), the Company incurred debt to the Parent. On July 1, 2004, the Company entered into a loan agreement with the Parent pursuant to which the Company may borrow up to $40.0 million from time to time. The loan is due in 2021 and is payable only from available cash flow, is subordinated to other debt and has been classified as non-current. Effective January 1, 2005, interest will accrue on the unpaid principal of the loan amount at a rate per annum equal to the higher of 5% or the applicable Federal rate (4.79% at December 31, 2005), and is added to the principal and is also due in 2021 or from available cash flow.

Interest expense incurred under the loan agreement with the Parent amounted to $1,697,274 in the year ended December 31, 2005.

Mammoth-Pacific, L.P.

Report on Audits of Financial Statements
As of December 31, 2005 and 2004
And for the Three years in the Period
Ended December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partner of Mammoth-Pacific, L.P. (OrMammoth Inc.)

In our opinion, the accompanying balance sheets and the related statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mammoth-Pacific, L.P. (‘‘Partnership’’) at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
March 23, 2006

MAMMOTH-PACIFIC, L.P.
(A California Limited Partnership)
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,665,433	$7,741,376
Accounts receivable	2,430,181	2,585,009
Prepaid expenses and other	1,334,371	761,384
Total current assets	7,429,985	11,087,769
Deposits and other	251,457	250,919
Property, plant and equipment, net	76,110,630	81,387,927
Construction-in-progress	6,187,839	2,305,253
Total assets	$89,979,911	$95,031,868
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$572,657	$4,542
Accrued expenses and other liabilities	340,628	547,281
Due to related entities	201,057	372,506
Total current liabilities	1,114,342	924,329
Due to related entities	441,504	568,120
Asset retirement obligation	3,266,656	3,205,660
Total liabilities	4,822,502	4,698,109
Commitments and contingencies (Note 6)
Partners' capital	85,157,409	90,333,759
Total Liabilities and Partners' capital	$89,979,911	$95,031,868

The accompanying notes are an integral part of these financial statements.

MAMMOTH-PACIFIC, L.P.
(A California Limited Partnership)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenues:
Energy	$11,326,318	$11,439,818	$11,882,856
Capacity	4,102,450	4,102,731	4,205,000
Bonus	353,238	272,148	265,488
Total revenues	15,782,006	15,814,697	16,353,344

Cost of revenues:
Operating expenses	5,972,651	6,379,475	6,705,336
Depreciation, amortization and accretion	5,788,335	5,604,888	5,359,544
Total cost of revenues	11,760,986	11,984,363	12,064,880
Gross Margin	4,021,020	3,830,334	4,288,464
General and administrative expenses	258,030	338,211	204,000
Operating income	3,762,990	3,492,123	4,084,464
Other income
Interest income	60,360	29,293	44,393
Other non-operating income, net	300	—	2,404
Income before cumulative effect of changes in accounting principle	3,823,650	3,521,416	4,131,261
Cumulative effect of changes in accounting principle	—	—	(2,107,000)
Net income	$3,823,650	$3,521,416	$2,024,261
Proforma income tax provision	$1,452,987	$1,338,138	$769,219
Proforma net income reflecting tax provision (Note 1)	$2,370,663	$2,138,278	$1,255,042

The accompanying notes are an integral part of these financial statements.

MAMMOTH-PACIFIC, L.P.
(A California Limited Partnership)
STATEMENTS OF PARTNERS' CAPITAL

	General Partners			Limited Partners
	Mammoth Geothermal Company	OrMammoth Inc.	CD Mammoth Lake I	Pacific Geothermal Company	OrMammoth Inc.	CD Mammoth Lake I	CD Mammoth Lake II	Total Partners' Capital
Balance, December 31, 2002	$48,994,163	$—	$999,880	$999,880	$—	$23,997,140	$24,997,019	$99,988,082
Distribution	(3,038,000)	—	(62,000)	(62,000)	—	(1,488,000)	(1,550,000)	(6,200,000)
Net income	931,459	60,428	20,243	19,010	1,233	485,823	506,065	2,024,261
Purchase (Sale)/Purchase of Partnership interest	(46,887,622)	46,887,622	—	(956,890)	956,890	—	—	—
Balance, December 31, 2003	—	46,948,050	958,123	—	958,123	22,994,963	23,953,084	95,812,343
Distribution	—	(4,410,000)	(90,000)	—	(90,000)	(2,160,000)	(2,250,000)	(9,000,000)
Net income	—	1,725,493	35,214	—	35,214	845,140	880,355	3,521,416
Balance, December 31, 2004	—	44,263,543	903,337	—	903,337	21,680,103	22,583,439	90,333,759
Distribution	—	(4,410,000)	(90,000)	—	(90,000)	(2,160,000)	(2,250,000)	(9,000,000)
Net income	—	1,873,589	38,236	—	38,236	917,676	955,913	3,823,650
Balance, December 31, 2005	$—	$41,727,132	$851,573	$—	$851,573	$20,437,779	$21,289,352	$85,157,409

MAMMOTH-PACIFIC, L.P.
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,823,650	$3,521,416	$2,024,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,568,339	5,604,888	5,359,544
Accretion of asset retirement obligation	219,996	219,996	220,664
Cumulative effect of changes in accounting principle	—	—	2,107,000
Changes in assets and liabilities:
Account receivables	154,828	(32,793)	153,068
Prepaid expenses and other	(572,987)	339,729	181,155
Due to related entities	(298,065)	203,079	(183,984)
Accounts payable	(4,542)	(360,635)	350,616
Accrued expenses and other liabilities	(206,653)	347,799	(479,515)
Deposits and other	—	(250,919)	—
Net cash provided by operating activities	8,684,566	9,592,560	9,732,809
Cash flows from Investing activities:
Deposits and other	(538)	—	—
Capital expenditures	(3,759,971)	(379,538)	(421,439)
Net cash used in investing activities	(3,760,509)	(379,538)	(421,439)
Cash flows from financing activities:
Distributions to Partners	(9,000,000)	(9,000,000)	(6,200,000)
Net cash used in financing activities	(9,000,000)	(9,000,000)	(6,200,000)
Net increase (decrease) in cash and cash equivalents	(4,075,943)	213,022	3,111,370
Cash and cash equivalents at beginning of year	7,741,376	7,528,354	4,416,984
Cash and cash equivalents at end of year	$3,665,433	$7,741,376	$7,528,354
Supplemental disclosure of cash flow information:
Increase (decrease) in asset retirement cost, net	$(159,000)	$—	$658,000
Increase (decrease) in asset retirement obligation	$(159,000)	$—	$2,765,000
Accounts payable related to purchase of property, plant and equipment	$572,657	$—	$—

The accompanying notes are an integral part of these financial statements.

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Mammoth-Pacific, L.P., a California limited partnership (the ‘‘Partnership’’), owns and operates three geothermal electric generation plants located near the city of Mammoth Lakes, California. Such geothermal plants are collectively referred to herein as the ‘‘Project’’.

Prior to December 18, 2003, the partners were Mammoth Geothermal Company (‘‘MGC’’) and Pacific Geothermal Company (‘‘PGC’’), which are both wholly owned subsidiaries of Covanta Energy Corporation (‘‘CEC’’), and CD Mammoth Lakes I (‘‘CDI’’) and CD Mammoth Lakes II (‘‘CDII’’), which are both wholly owned subsidiaries of Constellation Energy Inc. Effective December 18, 2003, the partnership interests owned by MGC and PGC were sold to OrMammoth Inc. (‘‘OrMammoth’’), a wholly owned subsidiary of Ormat Funding Corp. (‘‘OFC’’), which is a wholly owned subsidiary of Ormat Nevada Inc. (‘‘ONI’’), which in turn is a wholly owned subsidiary of Ormat Technologies, Inc. (‘‘OTec’’).

The partners’ general and limited partnership interests as of December 31, 2005 are as follows

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

Concentration of credit risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Partnership places its temporary cash investments with high credit quality financial institutions located in the United States of America. At December 31, 2005 and 2004, the Partnership maintained all of its deposits in one U.S. financial institution that is federally insured up to $100,000 per account. All of the Partnership’s revenues, and the related receivable balances, are earned from one power company, Southern California Edison Company (‘‘SCE’’).

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with acquisition, development and construction of power plant facilities are capitalized. Major improvements are capitalized, and repairs and maintenance costs are expensed. Power plants are depreciated using the straight-line method over the term of the relevant power purchase agreements, which expire between 2015 to 2020 (see Note 4). The other assets are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years. The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently.

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

Asset retirement obligation

As required by Statement of Financial Accounting Standarts (‘‘SFAS’’) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, which was amended by FASB Interpretation (‘‘FIN’’) No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, the Partnership records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred, when the asset is placed in service or when the liability is updated. The Partnership’s legal liabilities include plugging wells and post-closure costs of geothermal power producing sites. When a new liability for asset retirement obligations is recorded, the Partnership capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

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

The Partnership is subject to the provisions of SFAS No. 133 Derivative Implementation Group (‘‘DIG’’) Issue No. C15 (‘‘DIG Issue No. C15’’), Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also under DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. The Partnership has power sales agreements that qualify as derivative instruments under DIG Issue No. C15 because they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. In June 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 superseded DIG Issue No. C11 Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception, and specified additional circumstances in which a price adjustment feature in a derivative contract would

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, (i.e. October 1, 2003, for the Partnership). In conjunction with initially applying the implementation guidance, DIG Issue No.C20 requires contracts that did not previously qualify for the normal purchases normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortized such fair value over the remaining contract period. Upon adoption of DIG Issue No. C20, the Partnership elected the normal purchase and normal sales scope exception under FAS No. 133 related to its power purchase agreements. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

Income taxes

The net income of the Partnership for income tax purposes is the responsibility of the individual partners. Accordingly, no provision for income taxes has been recorded in these financial statements. The pro forma net income on the statement of operations reflects a tax provision of 38%, the effective rate of OrMammoth.

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

Recently issued accounting pronouncements

SFAS No. 153 — Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Partnership). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by the Partnership of SFAS No. 153 effective July 1, 2005, did not have a material impact on its results of operations and financial position.

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

FIN No. 47 — Accounting for Conditional Retirement Obligations, an Interpetation of FASB Statement No. 143

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Partnership). The Partnership’s adoption of FIN No. 47 as of December 31, 2005, did not have an impact on its results of operations and financial position.

SFAS No. 154 — Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Partnership). The Partnership does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

SFAS 155 — Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155. Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Partnership). The Partnership does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	December 31,
	2005	2004
Plant and related equipment	$153,742,161	$153,321,056
Transportation equipment	212,157	183,220
Furniture and fixtures	37,419	37,419
Asset retirement cost	938,000	1,097,000
	154,929,737	154,638,695
Less accumulated depreciation	(78,819,107)	(73,250,768)
Total	$76,110,630	$81,387,927

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amount to $5,568,339, $5,604,888 and $5,359,544, respectively.

NOTE 3 — ASSET RETIREMENT OBLIGATION

The Partnership adopted SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, effective January 1, 2003. Under SFAS No. 143, which was amended by FIN No. 47, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. On January 1, 2003 the Partnership recorded a cumulative effect of change in accounting principle of $2,107,000.

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the periods presented below:

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of year	$3,205,660	$2,985,664
Changes in price estimates	(159,000)	—
Accretion expense	219,996	219,996
Balance at end of year	$3,266,656	$3,205,660

NOTE 4 — POWER PURCHASE AGREEMENTS

The Partnership has three power purchase agreements ( ‘‘PPAs’’) with Southern California Edison Company (‘‘SCE’’), that provide for the sale of capacity and energy through their respective terms, expiring from 2015 to 2020. Under the PPAs, prior to May 2002, the Partnership received payments based on SCE’s short-run avoided cost (‘‘SRAC’’), and effective May 2002, receives a fixed energy payment through April 2007, and thereafter based on SCE’s SRAC. The PPAs provide for firm capacity and bonus payments established by the contracts and are paid to the Partnership each month through the contracts’ term based on plant performance. Bonus capacity payments are earned based on actual capacity available during certain peak hours.

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

MAMMOTH-PACIFIC, L.P.
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

requirements, as defined, the respective project may be placed on probation, the capacity of the relevant plant may be permanently reduced and, in such an instance, a refund would be owed from such project to SCE. The Project may also reduce the capacity of the plants upon notice to SCE and after making a certain payment to it.

NOTE 5 — RELATED PARTY TRANSACTIONS

Effective January 1, 1995, the Partnership entered into an operating agreement with a wholly owned subsidiary of CEC (the ‘‘Operator’’), for the operation and maintenance of the Project. After December 18, 2003, ONI assumed rights and obligations under the operation and maintenance agreement with the Partnership. Operator fees are equal to the Operator’s labor costs and overhead, plus monthly technical support costs. Total expenses incurred under this agreement were approximately $2,106,000, $1,960,000 and $1,439,000 for the years ended December 31, 2005, 2004, and 2003, respectively, of which approximately $201,000 and $279,000 were included in due to related entities at December 31, 2005 and 2004, respectively.

Prior to December 18, 2003, MGC had been designated, and effective December 18, 2003, OrMammoth has been designated as the managing general partner and is reimbursed for administration costs incurred on behalf of the Partnership. Total expenses incurred were approximately $250,000, $337,000 and $153,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Included in the amount due to related entities are non-interest bearing amounts due to OrMammoth of approximately $441,000 and $568,120 as of December 31, 2005 and 2004, respectively, for advances received. Such amounts are to be repaid monthly, subject to available operating cash flow, over a 20-year period beginning January 1, 1996.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The geothermal resources being utilized by the Partnership are owned by unrelated parties, which receive royalties based on a percentage of gross revenues from the sale of energy. Royalties expense was $1,139,000, $1,175,000 and $1,252,000 under the geothermal resource agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

The Partnership is subject to contested Federal Energy Regulatory Commission (‘‘FERC’’) rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues. The outcome of this matter cannot be predicted at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this annual report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of December 31, 2005, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC’s rules and instructions for Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.	Changes in internal controls over financial reporting

In the fourth quarter, our management implemented an internal control requiring that transactions of a non-routine nature be reviewed by the Chief Financial Officer who will, if necessary, consult with an external expert. Other than this change, there have been no changes to the Company's internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We have finalized a process under taken to enhance our documentation and analyze our system of internal controls. We have identified areas of our internal controls requiring improvement, and have finalized designing enhanced processes and controls to address issues identified through this review. Areas of improvement include enhancing and streamlining our financial reporting procedures. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, on December 31, 2006.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and positions of our directors, executive officers, persons who are executive officers at certain of our affiliates who perform policy making functions for us, and significant employees:

Name	Age	Position
Lucien Bronicki	71	Chairman of the Board of Directors
Yehudit ‘‘Dita’’ Bronicki	64	President, Secretary and Treasurer; Director
Connie Stechman	50	Chief Financial Officer; Assistant Secretary; Director
Yeheskel ‘‘Hezy’’ Ram	56	Vice President—Business Development
Ran Raviv	39	Vice President—Business Development
Zvi Krieger	50	Vice President—Geothermal Engineering

Lucien Bronicki. Lucien Bronicki has been the Chairman of the Board of Directors of Ormat Funding since its inception in December 2001 and of Ormat Nevada since its inception in 1991. Mr. Bronicki has been the Chairman of the board of directors of Ormat Technologies, Inc., the parent company of Ormat Nevada Inc., since 1994 and he has also been its Chief Technology Officer since 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is the Chairman of the Board of Directors of Ormat Industries, the publicly traded successor to Ormat Turbines Ltd., and various of its subsidiaries. Since 1999, Mr. Bronicki has been the Chairman of the Board of Directors of OPTI Canada Inc. From 1992 to 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and from 1997 to 2006, Mr. Bronicki was the Chairman of the Board of Bet Shemesh Holdings. Mr. Bronicki was also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, until the end of 2005, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Institute of Science and was the Chairman of the Israeli Committee of the World Energy Council. Yehudit Bronicki and Lucien Bronicki are married. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Metiers, a Master of Science in Physics from Universite de Paris and a Master of Science in Mechanical Engineering from Ecole Nationale Superieure d’Ingenieurs Arts et Metiers. In the year 2005, he received a Ph.D. Honoris Causa from the Weizmann Institute of Science.

Yehudit Bronicki. Yehudit ‘‘Dita’’ Bronicki has been the President, Secretary and Treasurer of Ormat Funding since its inception in December 2001 and of Ormat Nevada since its inception in 1991. Mrs. Bronicki has been the CEO of Ormat Technologies, Inc., the parent company of Ormat Nevada Inc., since July of 2004 and she has also been the President and a member of the board of directors since 1994. Mrs. Bronicki was a co-founder of Ormat Turbines Ltd. and is a member of the board of directors and General Manager (a CEO-equivalent position) of Ormat Industries, the publicly traded successor to Ormat Turbines Ltd., and various of its subsidiaries. From 1992 to June of 2005, Mrs. Bronicki was a director of Bet Shemesh Engines. In addition, Mrs. Bronicki was a member of the board of directors of OPTI Canada Inc. until May of 2005, and is a member of the board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965.

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

Yeheskel Ram. Yeheskel ‘‘Hezy’’ Ram has been a Vice President — Business Development for Ormat Funding since December 2003 and of Ormat Nevada since January 2000. Prior to this period, Mr. Ram held various business development positions with Ormat Industries. Mr. Ram has worked in the power industry since 1978, principally as either an employee or consultant for Ormat Industries. Mr. Ram obtained a Master of Business Administration from Hebrew University in 1978, a Master of Science in Mechanical Engineering from Ben Gurion University in 1977 and a Bachelor of Science in Mechanical Engineering from Ben Gurion University in 1975.

Ran Raviv. Ran Raviv has been a Vice President — Business Development of Ormat Funding and Ormat Nevada since December 2003 and October 2001, respectively. From 1997 to 2001, Mr. Raviv was Manager of Business Development of Ormat Industries, and from 1994 to 1997, he was a business manager at Green Land Ltd., a subsidiary of Browning Ferris Inc. of Houston, Texas. In 1993, Mr. Raviv was a management consultant at Global Present Ltd. Mr. Raviv obtained a Bachelor of Science in Computer Science and Business Studies from the University of Buckingham in 1992 and a Master of Business Administration from City University Business School in 1993.

Zvi Krieger. Zvi Krieger has been a Vice President — Geothermal Engineering of Ormat Funding since January 2004. Mr. Krieger is the Vice President of Geothermal Engineering of OTec and the Vice President of Geothermal Engineering of Ormat Systems, effective as of July 1, 2004. From 2001 through June 30, 2004, Mr. Krieger was the Vice President of Geothermal Engineering of Ormat Industries. Mr. Krieger has been with Ormat Industries since 1981 and served as Application Engineer, Manager of System Engineering, Director of New Technologies Business Development and Vice President of Geothermal Engineering. Mr. Krieger obtained a Bachelor of Science in Mechanical Engineering from the Technion, Israel Institute of Technology in 1980.

Code of Ethics

We have not adopted a Code of Ethics because our directors and officers are bound by the Code of Business Conduct and Ethics of OTec, our indirect parent. To our knowledge, there has been no waiver or amendment of OTec’s Code of Business Conduct and Ethics in its application to our directors and officers. The Code of Business Conduct and Ethics may be accessed at the OTec website at http://www.ormat.com. Any waiver or amendments to OTec’s Code of Business Conduct and Ethics will be posted on the website referred to above. Printed copies may be obtained without charge by writing to the Corporate Secretary, Ormat Funding Corp., 980 Greg Street, Sparks, Nevada 89431.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Operations and Maintenance Agreements

Each of the owners of the projects has an operations and maintenance agreement with Ormat Nevada, our sole shareholder. Under each agreement, other than the agreement for the Mammoth project, as compensation for such services, each project owner has agreed to pay Ormat Nevada a fixed monthly fee, subject to adjustments based on the Consumer Price Index, Urban Consumers-West based on January 1 of each year, which covers all costs associated with staffing, administration, ordinary maintenance and certain incidental costs at each plant and routine replacement of parts and consumables (other than for the wells). In addition, we have agreed to reimburse Ormat Nevada for the actual cost and expenses plus a 10% mark-up for certain ‘‘extraordinary operation expenses’’. These extraordinary operation expenses include all major corrective maintenance work, any modifications, additions, or deletions to the projects’ equipment, any cost incurred as a result of any change in law, authorizations, power purchase agreements, plant connection agreement or in exercise of emergency management powers, any cost caused to Ormat Nevada with respect to our environmental responsibilities, and field maintenance including work in connection with the wells described in the operations and maintenance agreement. Ormat Nevada can request a good faith renegotiation of the above fees every five-year period to reflect changing economic costs. If Ormat Nevada’s proposal for adjustment of the fees is not accepted within 15 days of the request, Ormat Nevada may terminate the operations and maintenance agreement upon written notice. The operations and maintenance agreements permit termination by the project owner if an event of force majeure continues for more than 180 days. The operations and maintenance agreements remain in effect until the earlier of the expiration or termination of the applicable power purchase agreements or termination by Ormat Nevada as per the above.

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

In connection with the operations and maintenance agreements for all of our projects, we paid to Ormat Nevada $24.6 million in the year ended December 31, 2003, $28.7 million in year ended December 31, 2004 and $33.9 million in year ended December 31, 2005.

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

Burdette Engineering, Procurement and Construction Agreement

On August 2, 2004, ORNI 7 entered into an engineering, procurement and construction agreement with Ormat Nevada pursuant to which Ormat Nevada agreed to engineer and construct the Burdette project on a turnkey basis. The cost under this engineering, procurement and construction agreement was $30.5 million.

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

Meyberg Geothermal Resource Lease

ORNI 7 has a geothermal resource lease with ORNI 6 pursuant to which ORNI 7 has the right to extract geothermal steam from, and construct and use certain equipment on, specified land. ORNI 7 prepaid the first year’s rent of $2.5 million from the proceeds of the offering of the Senior Secured Notes, which rent is being amortized on a straight-line basis over the five-year term of the lease. Until commercial production of geothermal resources from the land, ORNI 7 will pay annual rent of $80,000. After commencing commercial production, ORNI 7 will pay monthly royalties in the amount of 5% of the gross sales of electricity from any power plant that utilizes geothermal resources produced from the leased land or from land unitized therewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by PricewaterhouseCoopers LLP, an independent registered public accounting firm:

	Year	Amount Billed
Audit Fees	2005	$250,205
	2004	$733,451
Audited-Related Fees	2005	$—
	2004	$285,640
Tax Fees	2005	—
	2004	—
All Other Fees	2005	—
	2004	—

1.	Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of the annual financial statements or for services that are normally provided by PricewaterhouseCoopers LLP with statutory and regulatory filings or engagements for those fiscal years.

2.	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements. Services that are included in this category include due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

3.	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

4.	Includes the aggregate fees billed in each of the last two fiscal years for products and services provided by PricewaterhouseCoopers LLP, other than the services reported as ‘‘Audit Fees’’, Audit Related Fees’’ or ‘‘Tax Fees’’.

The Board of Directors has set a pre-approval procedure, and thus all auditors’ engagements are handled in accordance with such procedures, as follows:

Board of Directors Pre-Approval Procedures for Independent Auditors

No pre-approval procedure was established for non-audit services and such services may only be approved by the full Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements

See Index to Financial Statements at Item 8 of this annual report.

     (2) List of Financial Statement Schedules

All applicable schedules information is included in our Financial Statements at Item 8 of this annual report.

(b) Exhibits

Exhibit Number	Description
1.1	Note Purchase Agreement, dated as of February 6, 2004, by and among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 1.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
1.2	Counterpart to the Purchase Agreement, dated as of February 13, 2004, by and between Ormat Funding, Brady Power Partners, Steamboat Development Corp., OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc. adding Steamboat Geothermal LLC as a party to the Note Purchase Agreement, incorporated by reference to Exhibit 1.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.1	Certificate of Incorporation of Ormat Funding Corp., incorporated by reference to Exhibit 3.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.2	Bylaws of Ormat Funding Corp., incorporated by reference to Exhibit 3.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.15 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements
10.1.1	Credit Agreement, dated as of December 31, 2002, among Ormesa LLC, United Capital, a division of Hudson United Bank, and the Lenders party to such agreement from time to time, incorporated by reference to Exhibit 10.1.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.1.2	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.3	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.29	IID — Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.†

Exhibit Number	Description
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.††
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements

Exhibit Number	Description
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10	General
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
21.1	Subsidiaries of Ormat Funding Corp., incorporated by reference to Exhibit 21.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

*	Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655).

†	We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviations in terms with this exhibit have been described in Exhibit 99.1.

††	We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT FUNDING CORP.
Date: March 23, 2006	/s/ Yehudit Bronicki
Yehudit Bronicki President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2006.

Signature	Capacity

/s/ Yehudit Bronicki	President, Secretary, Treasurer and Director (Principal Executive Officer)

Yehudit Bronicki

/s/ Connie Stechman	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)

Connie Stechman

/s/ Lucien Bronicki	Chairman of the Board of the Directors

Lucien Bronicki

EXHIBIT INDEX

Exhibit Number	Description
1.1	Note Purchase Agreement, dated as of February 6, 2004, by and among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 1.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
1.2	Counterpart to the Purchase Agreement, dated as of February 13, 2004, by and between Ormat Funding, Brady Power Partners, Steamboat Development Corp., OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc. adding Steamboat Geothermal LLC as a party to the Note Purchase Agreement, incorporated by reference to Exhibit 1.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.1	Certificate of Incorporation of Ormat Funding Corp., incorporated by reference to Exhibit 3.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
3.2	Bylaws of Ormat Funding Corp., incorporated by reference to Exhibit 3.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.1	Indenture, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated as of May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
4.4	Second Supplemental Indenture, dated as of December 21, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.5	Guarantee, dated as of February 13, 2004, by ORNI 1 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.6	Guarantee, dated as of February 13, 2004, by ORNI 2 LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.7	Guarantee, dated as of February 13, 2004, by ORNI 7 LLC in favor of Union Bank of California, N.A. incorporated by reference to Exhibit 4.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.8	Guarantee, dated as of February 13, 2004, by Steamboat Geothermal LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.9	Guarantee, dated as of February 13, 2004, by Steamboat Development Corp. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.9 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.10	Guarantee, dated as of February 13, 2004, by Brady Power Partners in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.10 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.11	Guarantee, dated as of February 13, 2004, by OrMammoth Inc. in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.11 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.12	Deposit and Disbursement Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.12 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.13	Collateral Agency Agreement, dated as of February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.14	Registration Rights Agreement, dated as of February 13, 2004, by and among Ormat Funding Corp, Brady Power Partners, Steamboat Geothermal LLC, Steamboat Development Corp, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Lehman Brothers Inc., incorporated by reference to Exhibit 4.14 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.15	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Nevada Inc. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.15 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.16	Pledge and Security Agreement, dated as of February 13, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.16 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
4.17	First Amendment to Pledge and Security Agreement, dated as of October 12, 2004, by and between Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.17 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.18	Pledge and Security Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Union Bank of California, N.A., incorporated by reference to Exhibit 4.18 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.19	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Geothermal LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.19 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.20	Pledge and Security Agreement, dated as of February 13, 2004, by and between Steamboat Development Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 4.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.21	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 1 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.22	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 2 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.23	Pledge and Security Agreement, dated as of February 13, 2004, by and between ORNI 7 LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
4.24	Third Supplemental Indenture, dated as of December 31, 2004, among Ormesa LLC, Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, and Union Bank of California, N.A., incorporated by reference to Exhibit 4.24 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.25	Guarantee, dated as of December 31, 2004, by Ormesa LLC in favor of Union Bank of California, N.A., incorporated by reference to Exhibit 4.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
4.26	Pledge and Security Agreement, dated as of December 31, 2004, by and between Ormesa LLC and Union Bank of California, N.A., incorporated by reference to Exhibit 4.26 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.1	Financing Agreements

Exhibit Number	Description
10.1.1	Credit Agreement, dated as of December 31, 2002, among Ormesa LLC, United Capital, a division of Hudson United Bank, and the Lenders party to such agreement from time to time, incorporated by reference to Exhibit 10.1.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.1.2	Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.3	First Amendment to Letter of Credit and Loan Agreement, dated as of June 30, 2004, by and between Ormat Nevada Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated as of July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated as of December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.3	Power Purchase Contract, dated as of June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.4	Power Purchase Contract, dated as of April 15, 1985, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.5	Amendment No. 1 to Power Purchase Contract, dated as of October 27, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.6	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.7	Amended and Restated Power Purchase and Sales Agreement, dated as of December 2, 1986, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.8	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated as of May 18, 1990, by and between Mammoth-Pacific LP and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.9	Power Purchase Contract, dated as of April 16, 1985, by and between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.10	Amendment No. 1 to Power Purchase Contract, dated as of October 25, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.11	Amendment No. 2 to Power Purchase Contract, dated as of December 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.12	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Mammoth-Pacific LP, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.13	Interconnection Facilities Agreement, dated as of October 13, 1985, by and between Southern California Edison Company and Mammoth-Pacific LP (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.14	Plant Connection Agreement for the Ormesa Geothermal Plant, dated as of October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.15	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated as of October 21, 1988, by and between Imperial Irrigation District and Ormesa IE, incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.16	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated as of October 3, 1989, by and between Imperial Irrigation District and Ormesa IH, incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.

Exhibit Number	Description
10.3.17	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated October 3, 1989, by and between Imperial Irrigation District and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.18	Energy Services Agreement, dated as of February 2003, by and between Imperial Irrigation District and Ormesa, LLC, incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.19 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.20	Amendment to Agreement for the Purchase and Sale of Electricity, dated as of March 6, 1987, by and between Geothermal Development Associates and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.20 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.21	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.21 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.22	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 24, 1991, by and between Far West Capital, Inc. and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.22 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.23	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1991, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.23 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.24	Amendment to Long-Term Agreement for the Purchase and Sale of Electricity, dated as of October 29, 1992, between Steamboat Development and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.24 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.25	Long-Term Agreement for the Purchase and Sale of Electricity, dated as of January 18, 1991, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.3.25 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.3.26	Interconnection Facilities Agreement, dated as of October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.27	Plant Operating Services Agreement, dated as of January 1, 1995, by and between Mammoth-Pacific LP and Pacific Power Plant Operations, incorporated by reference to Exhibit 10.3.27 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.28	Assignment Agreement, dated as of December 18, 2003, by and between Covanta Power Plant Operations and Ormat Nevada Inc., incorporated by reference to Exhibit 10.3.28 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.29	IID – Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company, incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.3.30	Long-Term Firm Power Purchase Agreement, dated June 28, 2004, between ORNI 7 and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.30 Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.31	Long Term Agreement for the Purchase and Sale of Electricity, dated as of October 5, 1990, by and between Nevada Geothermal Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.31 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.3.32	Amendment No. 1 to Long Term Agreement for the Purchase and Sale of Electricity, dated July 12, 1991, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.32 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.3.33	Amendment No. 2 to Long Term Agreement for the Purchase and Sale of Electricity, dated as of June 24, 2002, by and between Brady Power Partners and Sierra Pacific Power Company, incorporated by reference to Exhibit 10.3.33 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4	Leases
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.†
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.††

Exhibit Number	Description
10.4.3	Geothermal Resources Lease, dated as of November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee, and amended by the amendments dated January 7, 1985, October 29, 1988, and October 2, 1989, incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.*
10.4.4	Unprotected Lease Agreement, dated as of July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
10.4.5	Geothermal Resources Lease, dated as of June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust as Lessor and Far West Capital Inc. as Lessee, incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.6	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc., as Lessee, incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.7	Second Amendment to Geothermal Resources Lease, dated as of June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee, incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.8	Geothermal Resources Sublease, dated as of May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.*
10.4.9	Geothermal Resources Lease, dated as of May 31, 1991, by and between Dorothy A. Towne, the Trust of Dorothy A. Towne and Fleetwood Corporation, incorporated by reference to Exhibit 10.4.9 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.10	Mammoth Geothermal Lease, dated as of August 31, 1983, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.10 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.11	First Amendment to Mammoth Geothermal Lease, dated as of April 30, 1987, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.11 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.4.12	Second Amendment to Mammoth Geothermal Lease, dated as of January 1, 1990, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.12 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.13	Third Amendment to Mammoth Geothermal Lease, dated as of April 12, 1991, by and between Magma Energy, Inc. and Holt Geothermal Company, incorporated by reference to Exhibit 10.4.13 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.14	Grant of Easement Agreement, dated as of March 27, 1998, by David. P. Frase, Timothy D. Frase and James W. Roberts in favor of Brady Power Partners, incorporated by reference to Exhibit 10.4.14 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.4.15	Sublease, dated as of January 14, 2004, by and between Western States Geothermal Company and Brady Power Partners, incorporated by reference to Exhibit 10.4.15 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.5	Operation and Maintenance Agreements
10.5.1	Amended and Restated Operation and Maintenance Agreement, dated as of December 8, 2003, by and among ORNI 7 LLC, Steamboat Geothermal LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.2	Operation and Maintenance Agreement, dated as of April 15, 2002, by and between Ormesa LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.3	Operation and Maintenance Agreement, dated as of January 1, 2002, by and between Brady Power Partners and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.5.4	First Amendment to Brady Operation and Maintenance Agreement, dated as of February 13, 2004, by and between Brady Power Partners and Ormat Nevada Inc., incorporated by reference to Exhibit 10.5.4 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.6	Interconnection Agreements
10.6.1	Special Facilities Agreement, dated as of October 29, 1988, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.

Exhibit Number	Description
10.6.2	Special Facilities Agreement, dated as of April 24, 1992, by and between Sierra Pacific Power Company and Far West Capital, Inc., incorporated by reference to Exhibit 10.6.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.7	Location and Occupancy Agreements
10.7.1	Facility Location and Occupancy Agreement, dated as of December 31, 1985, by and between Sierra Pacific Power Company and Far West Hydroelectric Fund, Ltd., incorporated by reference to Exhibit 10.7.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8	Acquisition Agreements
10.8.1	Interest Purchase Agreement, dated as of June 30, 2003, and among ORNI 7 LLC, U.S. Energy Systems, Inc., and Ormat Nevada Inc., incorporated by reference to Exhibit 10.8.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.2	Interest Purchase Agreement, dated June 30, 2003, by and among ORNI 7 LLC, Far West Capital, Inc., and 1-A Enterprises, incorporated by reference to Exhibit 10.8.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.3	Sale and Purchase Agreement, dated November 19, 2003, by and among Far West Capital, Inc., FW Consulting Services, L.C., Geo Energy, LLC, SB Geo, Inc., and ORNI 7, incorporated by reference to Exhibit 10.8.3 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.8.4	Purchase and Sale Agreement, dated as of June 1, 2004, by and between The Burlington Northern and Santa Fe Railway Company and Brady Power Partners, incorporated by reference to Exhibit 10.8.4 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.5	Sale and Purchase Agreement, dated February 28, 2001, by and among ESI BH Limited Partnership, TPC Brady, Inc., ORNI 1 LLC, and ORNI 2 LLC, incorporated by reference to Exhibit 10.8.5 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.6	Sale and Purchase Agreement, dated April 4, 2002, by and among CH Ormesa, Inc., CH Ormesa LP, Inc., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.6 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.8.7	Sale and Purchase Agreement, dated January 31, 2002, by and among CD Ormesageo II-A, Inc., CD Ormesageo II-B, Inc., CD Ormesageo II-C, Inc., Bell Atlantic TriCon Leasing Corporation, Constellation Power, Inc. and Verizon Capital Corp., ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.7 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.

Exhibit Number	Description
10.8.8	Sale and Purchase Agreement, dated April 4, 2002, by and among the Selling Entities and ORNI 7 LLC, ORNI 8 LLC, and Ormat Funding Corp., incorporated by reference to Exhibit 10.8.8 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.9	Engineering, Procurement, and Construction Contracts
10.9.1	Engineering, Procurement, and Construction Contract, dated as of August 2, 2004, by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.1 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.2	Change in Work Order, dated as of August 9, 2004, for Engineering, Procurement, and Construction Contract by and between ORNI 7 LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.9.2 to Ormat Funding Corp. Registration Statement Amendment No. 1 on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on February 7, 2005.
10.9.3	Engineering, Procurement, and Construction Agreement Guaranty, dated as of August 2, 2004, by Ormat Technologies Inc. in favor of ORNI 7 LLC, incorporated by reference to Exhibit 10.9.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10	General
10.10.1	Amended and Restated Agreement of Limited Partnership of Mammoth-Pacific LP, dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.2	Amendment No. 1 to Amend ed and Restated Agreement of Limited Partnership of Mammoth-Pacific LP. dated as of January 26, 1990, incorporated by reference to Exhibit 10.10.2 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
10.10.3	Authorization, Direction and Termination Agreement, dated as of October 16, 2004, by and among BNY Western Trust Company, SRT, Inc., and Steamboat Development Corp., incorporated by reference to Exhibit 10.10.3 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
21.1	Subsidiaries of Ormat Funding Corp., incorporated by reference to Exhibit 21.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit Number	Description
99.1	Material terms with respect to BLM geothermal resources leases, incorporated by reference to Exhibit 99.1 to Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655) to the Securities and Exchange Commission on December 23, 2004.
99.2	Material terms with respect to BLM site leases, incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 21, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues, incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

*	Portions of this exhibit have been omitted and filed separately under an application for confidential treatment which was granted by the Securities and Exchange Commission on January 24, 2005 in connection with Ormat Funding Corp. Registration Statement on Form S-4 (File No. 333-121655).

†	We have entered into other BLM geothermal resources leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.1.

††	We have entered into other BLM site leases that are substantially similar in terms with this exhibit. Any deviation in terms with this exhibit have been described in Exhibit 99.2.